Form 10-Q
period 2026-03-31
FNB CORP/PA/
filed 2026-05-06
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2026, the registrant had 355,963,949 shares of common stock outstanding.

F.N.B. CORPORATION
FORM 10-Q
March 31, 2026

Glossary of Acronyms and Terms

Acronym	Description	Acronym	Description
ACL	Allowance for credit losses	FOMC	Federal Open Market Committee
AFS	Available for sale	FRB	Board of Governors of the Federal Reserve System
ALCO	Asset/Liability Committee	FTE	Fully taxable equivalent
AOCI	Accumulated other comprehensive income	GAAP	U.S. generally accepted accounting principles
ASU	Accounting Standards Update	GSE	Government-sponsored enterprises
AULC	Allowance for unfunded loan commitments	HTM	Held to maturity
CECL	Current expected credit losses	LGD	Loss given default
CET1	Common equity tier 1	LIHTC	Various partnerships of affordable housing
CMO	Collateralized mortgage obligations	MBS	Mortgage-backed securities
DOJ	U.S. Department of Justice	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
ERM Framework	Enterprise-wide risk management framework	MSRs	Mortgage servicing rights
EVE	Economic value of equity	OREO	Other real estate owned
FASB	Financial Accounting Standards Board	Report	Quarterly Report on Form 10-Q
FDIC	Federal Deposit Insurance Corporation	R&S	Reasonable and Supportable
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FNB	F.N.B. Corporation	SEC	Securities and Exchange Commission
FNBIA	F.N.B. Investment Advisors, Inc.	SOFR	Secured Overnight Financing Rate
FNBPA	First National Bank of Pennsylvania	TPS	Trust preferred securities
FNIS	First National Investment Services Company, LLC	U.S.	United States of America
FNTC	First National Trust Company	VIE	Variable interest entity

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$452	$387
Interest-bearing deposits with banks	2,207	2,111
Cash and Cash Equivalents	2,659	2,498
Debt securities available for sale (amortized cost of $3,854 and $3,783; allowance for credit losses of $0 and $0)	3,775	3,727
Debt securities held to maturity (fair value of $3,972 and $3,941; allowance for credit losses of $0 and $0)	4,183	4,117
Loans held for sale (includes $317 and $514 measured at fair value (1))	321	515
Loans and leases, net of unearned income of $78 and $87 (includes $91 and $85 measured at fair value (1))	35,112	34,777
Allowance for credit losses on loans and leases	(443)	(439)
Net Loans and Leases	34,669	34,338
Premises and equipment, net	566	568
Goodwill	2,480	2,480
Core deposit and other intangible assets, net	33	36
Bank owned life insurance	671	667
Other assets	1,271	1,283
Total Assets	$50,628	$50,229
Liabilities
Deposits:
Non-interest-bearing	$10,003	$9,914
Interest-bearing	28,898	28,845
Total Deposits	38,901	38,759
Short-term borrowings	2,157	2,017
Long-term borrowings	2,001	1,901
Other liabilities	768	793
Total Liabilities	43,827	43,470
Shareholders’ Equity
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 375,030,534 and 375,030,534 shares	4	4
Additional paid-in capital	4,698	4,695
Retained earnings	2,437	2,343
Accumulated other comprehensive loss	(86)	(63)
Treasury stock – 19,359,629 and 17,727,219 shares at cost	(252)	(220)
Total Shareholders’ Equity	6,801	6,759
Total Liabilities and Shareholders’ Equity	$50,628	$50,229
(1)Amount represents loans for which we have elected the fair value option. See Note 19.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended March 31,
	2026	2025
Interest Income
Loans and leases, including fees	$486	$480
Investment Securities:
Taxable	61	55
Tax-exempt	7	7
Other	15	17
Total Interest Income	569	559
Interest Expense
Deposits	169	186
Short-term borrowings	18	14
Long-term borrowings	23	36
Total Interest Expense	210	236
Net Interest Income	359	323
Provision for credit losses	18	17
Net Interest Income After Provision for Credit Losses	341	306
Non-Interest Income
Service charges	23	22
Interchange and card transaction fees	13	12
Trust services	13	13
Insurance commissions and fees	6	6
Securities commissions and fees	9	9
Capital markets income	7	5
Mortgage banking operations	6	7
Dividends on non-marketable equity securities	6	6
Bank owned life insurance	4	5
Other	4	3
Total Non-Interest Income	91	88
Non-Interest Expense
Salaries and employee benefits	136	135
Net occupancy	23	20
Equipment	28	26
Outside services	26	26
Marketing	4	5
FDIC insurance	7	8
Bank shares tax	5	4
Other	29	22
Total Non-Interest Expense	258	246
Income Before Income Taxes	174	148
Income taxes	37	31
Net Income	137	117
Earnings per Common Share
Basic	$0.38	$0.32
Diluted	0.38	0.32
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
Unaudited

	Three Months Ended March 31,
	2026	2025
Net income	$137	$117
Other comprehensive income (loss):
Debt securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(5) and $9	(18)	33
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(2) and $2	(5)	8
Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $0 and $2	—	6
Pension and postretirement benefit obligations:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0 and $0	—	1
Other Comprehensive Income (Loss)	(23)	48
Comprehensive Income (Loss)	$114	$165
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended March 31, 2025
Balance at beginning of period	$4	$4,695	$1,952	$(169)	$(180)	$6,302
Comprehensive income (loss)			117	48		165
Dividends declared on common stock - $0.12/share			(44)			(44)
Issuance of common stock	—	(9)	—		4	(5)
Repurchase of common stock					(10)	(10)
Restricted stock compensation		10				10
Balance at end of period	$4	$4,696	$2,025	$(121)	$(186)	$6,418
Three Months Ended March 31, 2026
Balance at beginning of period	$4	$4,695	$2,343	$(63)	$(220)	$6,759
Comprehensive income (loss)			137	(23)		114
Dividends declared on common stock - $0.12/share			(43)			(43)
Issuance of common stock	—	(8)	—		3	(5)
Repurchase of common stock					(35)	(35)
Restricted stock compensation		11				11
Balance at end of period	$4	$4,698	$2,437	$(86)	$(252)	$6,801
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
Unaudited

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income	$137	$117
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	23	18
Provision for credit losses	18	17
Deferred tax expense (benefit)	7	10
Loans originated for sale	(396)	(328)
Loans sold	395	353
Net (gains) losses on sale of loans	(8)	(4)
Net change in:
Interest receivable	(1)	(2)
Interest payable	5	(3)
Bank owned life insurance, excluding purchases	(4)	(2)
Other, net	(25)	(112)
Net cash flows provided by (used in) operating activities	151	64
Investing Activities
Net change in loans and leases, excluding sales and transfers	(339)	(300)
Debt securities available for sale:
Purchases	(282)	(118)
Maturities/payments	213	152
Debt securities held to maturity:
Purchases	(142)	(126)
Maturities/payments	78	78
Increase in premises and equipment	(18)	(21)
Net proceeds from sales of portfolio loans	191	—
Net cash flows provided by (used in) investing activities	(299)	(335)
Financing Activities
Net change in:
Deposits	142	132
Short-term borrowings	139	712
Proceeds from issuance of long-term borrowings	105	6
Repayment of long-term borrowings	(5)	(504)
Repurchases of common stock	(35)	(10)
Cash dividends paid on common stock	(43)	(44)
Other, net	6	5
Net cash flows provided by (used in) financing activities	309	297
Net Increase (Decrease) in Cash and Cash Equivalents	161	26
Cash and cash equivalents at beginning of period	2,498	2,419
Cash and Cash Equivalents at End of Period	$2,659	$2,445
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2026
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of March 31, 2026, we had 356 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
We provide a full range of commercial banking, consumer banking and wealth management solutions through our subsidiary network which is led by our largest affiliate, FNBPA, founded in 1864. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, government banking, business credit, capital markets and equipment financing. Consumer banking provides a full line of consumer banking products and services, including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management and advisory services include asset management, private banking and insurance.
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements (unaudited) include subsidiaries in which we have a controlling financial interest. We own and operate FNBPA, First National Trust Company, First National Investment Services Company, LLC, First National Insurance Agency, LLC, Bank Capital Services, LLC, F.N.B. Capital Corporation, LLC and FNB America Securities, LLC, and include results for each of these entities in the accompanying Consolidated Financial Statements.
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
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to the current period presentation. Such reclassifications had no impact on our net income and shareholders' equity. Events occurring subsequent to March 31, 2026 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
Certain information and Note disclosures normally included in Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim operating results are not necessarily indicative of operating results we expect for the full year. These interim unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our 2025 Annual Report on Form 10-K filed with the SEC on February 24, 2026.

Use of Estimates
Our accounting and reporting policies conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements (unaudited). Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the ACL, fair value of financial instruments, goodwill and other intangible assets and income taxes and deferred tax assets, which are listed in the critical accounting estimates. For a detailed description of our significant accounting policies and critical accounting estimates, see Note 1, "Summary of Significant Accounting Policies" and the "Application of Critical Accounting Policies" section in the MD&A, both in our 2025 Annual Report on Form 10-K.
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

NOTE 3.    INVESTMENT SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL associated with the AFS portfolio at March 31, 2026 and December 31, 2025. Accrued interest receivable on AFS debt securities totaled $15.7 million at March 31, 2026 and $16.2 million at December 31, 2025, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of AFS debt securities.
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
March 31, 2026
U.S. Treasury	$354	$1	$(1)	$354
U.S. government agencies	31	—	—	31
U.S. GSE	266	—	(1)	265
Residential MBS:
Agency MBS	824	4	(12)	816
Agency CMO	631	—	(63)	568
Agency commercial MBS	1,659	11	(16)	1,654
States of the U.S. and political subdivisions (municipals)	13	—	(1)	12
Other debt securities	76	—	(1)	75
Total debt securities AFS	$3,854	$16	$(95)	$3,775

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2025
U.S. Treasury	$354	$2	$—	$356
U.S. government agencies	35	—	—	35
U.S. GSE	266	—	—	266
Residential MBS:
Agency MBS	801	7	(8)	800
Agency CMO	662	—	(61)	601
Agency commercial MBS	1,595	19	(15)	1,599
States of the U.S. and political subdivisions (municipals)	20	—	(1)	19
Other debt securities	50	1	—	51
Total debt securities AFS	$3,783	$29	$(85)	$3,727

The amortized cost and fair value of HTM debt securities are presented in the following table. The ACL for the HTM portfolio was $0.33 million and $0.29 million at March 31, 2026 and December 31, 2025, respectively. Accrued interest receivable on HTM debt securities totaled $15.5 million and $15.7 million at March 31, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of HTM debt securities.
TABLE 3.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
March 31, 2026
Residential MBS:
Agency MBS	$751	$1	$(57)	$695
Agency CMO	588	—	(65)	523
Agency commercial MBS	1,837	12	(22)	1,827
States of the U.S. and political subdivisions (municipals)	970	1	(80)	891
Other debt securities	37	—	(1)	36
Total debt securities HTM	$4,183	$14	$(225)	$3,972

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2025
Residential MBS:
Agency MBS	$784	$2	$(55)	$731
Agency CMO	612	—	(62)	550
Agency commercial MBS	1,715	18	(19)	1,714
States of the U.S. and political subdivisions (municipals)	982	1	(60)	923
Other debt securities	24	—	(1)	23
Total debt securities HTM	$4,117	$21	$(197)	$3,941

Net unrealized losses on the AFS and HTM portfolios are primarily due to the increase in market interest rates since the time of purchase, with 86.3% of these securities backed or sponsored by the U.S. government as of March 31, 2026. There were no significant gross gains or gross losses realized on investment securities during the three months ended March 31, 2026 or 2025.

As of March 31, 2026, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$205	$205	$8	$8
Due after one year but within five years	382	380	95	92
Due after five years but within ten years	138	137	318	299
Due after ten years	15	15	586	528
	740	737	1,007	927
Residential MBS:
Agency MBS	824	816	751	695
Agency CMO	631	568	588	523
Agency commercial MBS	1,659	1,654	1,837	1,827
Total debt securities	$3,854	$3,775	$4,183	$3,972
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential MBS based on the payment patterns of the underlying collateral.
Following is information relating to investment securities pledged:
TABLE 3.4

(dollars in millions)	March 31, 2026	December 31, 2025
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$6,407	$6,445
As collateral for short-term borrowings	115	140
Securities pledged as a percent of total securities	82.0%	84.0%

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of time in a continuous loss position:
TABLE 3.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
March 31, 2026
U.S. Treasury	5	$129	$(1)	—	$—	$—	5	$129	$(1)
U.S. government agencies	4	6	—	11	17	—	15	23	—
U.S. GSE	6	164	(1)	3	51	—	9	215	(1)
Residential MBS:
Agency MBS	8	228	(4)	86	204	(8)	94	432	(12)
Agency CMO	—	—	—	64	568	(63)	64	568	(63)
Agency commercial MBS	13	377	(2)	21	344	(14)	34	721	(16)
States of the U.S. and political subdivisions (municipals)	—	—	—	7	12	(1)	7	12	(1)
Other debt securities	6	38	(1)	3	9	—	9	47	(1)
Total	42	$942	$(9)	195	$1,205	$(86)	237	$2,147	$(95)

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2025
U.S. government agencies	5	$8	$—	12	$20	$—	17	$28	$—
U.S. GSE	2	65	—	3	51	—	5	116	—
Residential MBS:
Agency MBS	1	46	—	90	251	(8)	91	297	(8)
Agency CMO	—	—	—	64	601	(61)	64	601	(61)
Agency commercial MBS	4	132	(1)	22	371	(14)	26	503	(15)
States of the U.S. and political subdivisions (municipals)	—	—	—	9	19	(1)	9	19	(1)
Other debt securities	—	—	—	3	9	—	3	9	—
Total	12	$251	$(1)	203	$1,322	$(84)	215	$1,573	$(85)
We evaluated the AFS debt securities that were in an unrealized loss position at March 31, 2026. Based on the credit ratings and/or implied government guarantee for these securities, we concluded the loss position is temporary and caused by movements of interest rates and does not reflect any expected credit losses. We do not intend to sell these AFS debt securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

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
Our municipal bond portfolio, with a carrying amount of $1.0 billion as of March 31, 2026 is highly rated with an average rating of AA and 96% of the portfolio is rated A or better. All of the investment securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds generally support our primary footprint as 60% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $2.5 million.
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
Our corporate bond portfolio, with a carrying amount of $112.1 million as of March 31, 2026 consists of debentures of banks and bank holding companies. The average holding size of the securities in the corporate bond portfolio is $4.7 million.
The ACL on the HTM corporate bond portfolio is calculated using:
•The bond’s credit rating, time to maturity and exposure amount;
•Moody’s Annual Default Study, 03/12/2026; and
•The most recent financial statements.
By using these components, we derive the expected credit loss on the HTM corporate bond portfolio. We further refine the expected credit loss by factoring in economic forecast data using our bank-wide loan portfolio forecast adjustment as derived through our assessment of FNBPA's loan portfolio as a proxy for our corporate bond portfolio.
For the year-to-date periods ending March 31, 2026 and 2025, we had no significant provision expense and no charge-offs or recoveries for the investment securities portfolio. The ACL on the HTM portfolio was $0.33 million, consisting of $0.06 million relating to the municipal bond portfolio and $0.27 million relating to other debt securities, as of March 31, 2026, and $0.06 million relating to the municipal bond portfolio and $0.23 million relating to other debt securities as of December 31, 2025. The AFS securities portfolios did not have an ACL at March 31, 2026 or December 31, 2025 and there were no investment securities that were past due or on non-accrual at either date.

NOTE 4.    LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $123.2 million at March 31, 2026 and $124.1 million at December 31, 2025, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and is not included in the following tables.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 4.1

(in millions)	March 31, 2026	December 31, 2025
Commercial real estate	$12,164	$12,274
Commercial and industrial	8,032	7,718
Commercial leases	778	791
Other	87	141
Total commercial loans and leases	21,061	20,924
Direct installment	2,655	2,678
Residential mortgages	9,038	8,882
Indirect installment	805	767
Consumer lines of credit	1,553	1,526
Total consumer loans	14,051	13,853
Total loans and leases, net of unearned income	$35,112	$34,777
The remaining accretable discount included in the amortized cost of acquired loans was $19.4 million and $21.2 million at March 31, 2026 and December 31, 2025, respectively.
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 4.2

	March 31, 2026	December 31, 2025
Commercial real estate:
Percent owner-occupied	31.5%	30.9%
Percent non-owner-occupied	68.5	69.1
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

The following table summarizes the designated loan rating category by loan class including term loans on an amortized cost basis by origination year and year-to-date gross charge-offs by originating year:
TABLE 4.4

(in millions)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
March 31, 2026
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$277	$1,442	$1,298	$1,579	$1,458	$5,027	$221	$11,302
Special Mention	—	3	27	29	191	271	3	524
Substandard	—	2	13	42	56	217	8	338
Total commercial real estate	277	1,447	1,338	1,650	1,705	5,515	232	12,164
Commercial real estate gross charge-offs	—	—	—	—	0.2	8.1	—	8.3
Commercial and Industrial:
Risk Rating:
Pass	726	1,713	906	697	567	1,110	1,859	7,578
Special Mention	—	8	13	12	5	50	164	252
Substandard	2	4	17	39	10	52	78	202
Total commercial and industrial	728	1,725	936	748	582	1,212	2,101	8,032
Commercial and industrial gross charge-offs	—	—	0.3	5.7	0.2	3.0	—	9.2
Commercial Leases:
Risk Rating:
Pass	112	174	209	123	69	71	—	758
Special Mention	1	—	3	1	—	3	—	8
Substandard	—	—	2	8	1	1	—	12
Total commercial leases	113	174	214	132	70	75	—	778
Commercial leases gross charge-offs	—	—	—	—	—	2.0	—	2.0
Other Commercial:
Risk Rating:
Pass	7	—	—	61	—	4	15	87
Total other commercial	7	—	—	61	—	4	15	87
Other commercial gross charge-offs	—	—	—	—	—	1.1	—	1.1
Total commercial loans and leases	1,125	3,346	2,488	2,591	2,357	6,806	2,348	21,061

(in millions)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
March 31, 2026
CONSUMER
Direct Installment:
Current	95	428	256	205	517	1,143	—	2,644
Past due	—	1	—	1	2	7	—	11
Total direct installment	95	429	256	206	519	1,150	—	2,655
Direct installment gross charge-offs	—	0.1	—	0.1	—	—	—	0.2
Residential Mortgages:
Current	423	1,729	1,366	1,185	1,437	2,837	—	8,977
Past due	—	7	11	9	8	26	—	61
Total residential mortgages	423	1,736	1,377	1,194	1,445	2,863	—	9,038
Residential mortgages gross charge-offs	—	—	0.2	—	—	0.2	—	0.4
Indirect Installment:
Current	114	292	244	15	37	92	—	794
Past due	—	1	2	1	3	4	—	11
Total indirect installment	114	293	246	16	40	96	—	805
Indirect installment gross charge-offs	—	0.3	0.4	0.1	0.3	0.4	—	1.5
Consumer Lines of Credit:
Current	—	4	5	17	38	156	1,322	1,542
Past due	—	—	—	1	1	7	2	11
Total consumer lines of credit	—	4	5	18	39	163	1,324	1,553
Consumer lines of credit gross charge-offs	—	—	—	—	0.1	0.1	—	0.2
Total consumer loans	632	2,462	1,884	1,434	2,043	4,272	1,324	14,051
Total loans and leases	$1,757	$5,808	$4,372	$4,025	$4,400	$11,078	$3,672	$35,112
Total charge-offs	$—	$0.4	$0.9	$5.9	$0.8	$14.9	$—	$22.9

(in millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
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

Non-Performing and Past Due
The following table provides an analysis of the aging of loans by class.
TABLE 4.5

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
March 31, 2026
Commercial real estate	$23	$—	$57	$80	$12,084	$12,164	$31
Commercial and industrial	11	—	35	46	7,986	8,032	13
Commercial leases	—	—	4	4	774	778	—
Other	2	35	—	37	50	87	—
Total commercial loans and leases	36	35	96	167	20,894	21,061	44
Direct installment	7	—	4	11	2,644	2,655	—
Residential mortgages	34	13	14	61	8,977	9,038	1
Indirect installment	10	—	1	11	794	805	—
Consumer lines of credit	6	2	3	11	1,542	1,553	—
Total consumer loans	57	15	22	94	13,957	14,051	1
Total loans and leases	$93	$50	$118	$261	$34,851	$35,112	$45

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2025
Commercial real estate	$10	$—	$45	$55	$12,219	$12,274	$18
Commercial and industrial	10	—	35	45	7,673	7,718	15
Commercial leases	—	—	3	3	788	791	—
Other	34	1	2	37	104	141	—
Total commercial loans and leases	54	1	85	140	20,784	20,924	33
Direct installment	8	1	4	13	2,665	2,678	—
Residential mortgages	47	9	12	68	8,814	8,882	1
Indirect installment	14	—	1	15	752	767	—
Consumer lines of credit	7	2	3	12	1,514	1,526	—
Total consumer loans	76	12	20	108	13,745	13,853	1
Total loans and leases	$130	$13	$105	$248	$34,529	$34,777	$34

Following is a summary of non-performing assets:
TABLE 4.6

(dollars in millions)	March 31, 2026	December 31, 2025
Non-accrual loans	$118	$105
Total non-performing loans and leases	118	105
Other real estate owned	3	3
Total non-performing assets	$121	$108
Asset quality ratios:
Non-performing loans and leases / total loans and leases	0.33%	0.30%
Non-performing assets plus 90 days or more past due / total loans and leases plus OREO	0.49	0.35
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.7 million at March 31, 2026 and $1.1 million at December 31, 2025. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at March 31, 2026 and December 31, 2025 totaled $19.7 million and $16.9 million, respectively.
Approximately $145.5 million of commercial loans are collateral dependent at March 31, 2026. Repayment is expected to be substantially made through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

Loan Modifications
During the period, there are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. These modifications typically result from loss mitigation activities and could include a term extension, interest rate reduction, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Accrued interest receivable on loan modifications totaled $0.31 million and $0.02 million at March 31, 2026 and March 31, 2025, respectively, and is excluded from the amortized cost of loan modifications in the tables that follow.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified during the period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable, type of concession granted and the financial effect of the modifications made to borrowers experiencing financial difficulty:
TABLE 4.7

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect

Three Months Ended March 31, 2026
Term Extension
Commercial real estate	$16.9	0.14%	The modified loans had an average increase in term of 13 months, extending the maturity date.
Commercial and industrial	0.1	—	The modified loan had an average increase in term of 65 months, extending the maturity date.
Residential mortgages	2.0	0.02	The modified loans had an average increase in term of 32 months, extending the maturity date.
Total	19.0
Term Extension and Rate Reduction
Residential mortgages	0.1	—	A modification was made with no material financial effect.
Total	0.1
Other
Commercial and industrial	2.5	0.03	The majority resulted in a 3-month deferral on principal payments.
Consumer lines of credit	0.3	0.02	A modification was made with no material financial effect.
Total	2.8
Total Outstanding Modified	$21.9

Three Months Ended March 31, 2025
Term Extension
Commercial real estate	$1.8	0.01%	The modified loans had an average increase in term of 2 months, extending the maturity date.
Direct installment	0.5	0.02	The modified loans had an average increase in term of 10 months, extending the maturity date.
Residential mortgages	2.2	0.03	The modified loans had an average increase in term of 27 months, extending the maturity date.
Consumer lines of credit	0.1	0.01	The modified loans had an average increase in term of 221 months, extending the maturity date.
Total	4.6
Term Extension and Rate Reduction
Residential mortgages	1.3	0.02	The term was extended, with a weighted average yield reduction of 100 basis points to 450 basis points with extensions up to 27 years.
Total	1.3
Other
Commercial and industrial	0.1	—	Multiple modifications were made with no material financial effect.
Total	0.1
Total Outstanding Modified	$6.0
Some loan modifications may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL. There were no additional funds committed to borrowers whose loans were modified during the first three months of 2026.

Commercial loans over $1.0 million whose terms have been modified may be placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial loans modified. There was $1.7 million in specific reserves for commercial loans modified at March 31, 2026 and no specific reserves for commercial loans at December 31, 2025 and pooled reserves for individual loans of $0.5 million and $0.6 million at those same respective dates, based on loan segment LGD. Upon default, the amount of the recorded investment of the modified loan balance in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.
All other classes of loans whose terms have been modified are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $1.4 million and $1.3 million as of March 31, 2026 and December 31, 2025, respectively. Upon default of an individual loan, our charge-off policy is followed for that class of loan.
Following is a summary of loans modified in a manner that grants a concession to a borrower experiencing financial difficulties, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due or in non-accrual and is within 12 months of restructuring.
TABLE 4.8

Amortized cost basis of modified financing receivables that subsequently defaulted:
(in millions)	Term Extension	Term Extension and Rate Reduction	Balloon Payment	Other	Total Outstanding Modified
Three Months Ended March 31, 2026
Commercial real estate	$13.8	$—	$—	$1.0	$14.8
Commercial and industrial	0.8	—	—	0.5	1.3
Total commercial loans and leases	14.6	—	—	1.5	16.1
Direct installment	0.2	—	—	—	0.2
Residential mortgages	1.7	1.4	—	—	3.1
Total consumer loans	1.9	1.4	—	—	3.3
Total	$16.5	$1.4	$—	$1.5	$19.4

(in millions)	Term Extension	Term Extension and Rate Reduction	Balloon Payment	Other	Total Outstanding Modified
Three Months Ended March 31, 2025
Commercial real estate	$1.0	$—	$0.7	$6.4	$8.1
Commercial and industrial	18.6	15.5	—	5.8	39.9
Total commercial loans and leases	19.6	15.5	0.7	12.2	48.0
Direct installment	0.8	—	—	—	0.8
Residential mortgages	5.3	0.8	—	—	6.1
Total consumer loans	6.1	0.8	—	—	6.9
Total	$25.7	$16.3	$0.7	$12.2	$54.9

We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:
TABLE 4.9

Payment status - amortization cost basis:
(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
March 31, 2026
Commercial real estate	$30.8	$1.8	$—
Commercial and industrial	7.5	0.1	—
Total commercial loans and leases	38.3	1.9	—
Direct installment	1.5	0.2	—
Residential mortgages	6.5	2.6	0.4
Consumer lines of credit	0.7	—	—
Total consumer loans	8.7	2.8	0.4
Total	$47.0	$4.7	$0.4

(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
March 31, 2025
Commercial real estate	$20.2	$—	$—
Commercial and industrial	18.8	—	—
Total commercial loans and leases	39.0	—	—
Direct installment	1.2	—	—
Residential mortgages	7.0	2.0	0.4
Consumer lines of credit	0.8	0.2	—
Total consumer loans	9.0	2.2	0.4
Total	$48.0	$2.2	$0.4

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

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 5.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended March 31, 2026
Commercial real estate	$175.9	$(8.3)	$0.2	$(8.1)	$(2.1)	$165.7
Commercial and industrial	98.9	(9.2)	5.9	(3.3)	14.1	109.7
Commercial leases	26.2	(2.0)	—	(2.0)	2.1	26.3
Other	4.4	(1.1)	0.3	(0.8)	0.9	4.5
Total commercial loans and leases	305.4	(20.6)	6.4	(14.2)	15.0	306.2
Direct installment	25.7	(0.2)	0.1	(0.1)	0.2	25.8
Residential mortgages	92.4	(0.4)	—	(0.4)	3.0	95.0
Indirect installment	9.0	(1.5)	0.4	(1.1)	1.1	9.0
Consumer lines of credit	7.0	(0.2)	0.1	(0.1)	0.1	7.0
Total consumer loans	134.1	(2.3)	0.6	(1.7)	4.4	136.8
Total allowance for credit losses on loans and leases	439.5	(22.9)	7.0	(15.9)	19.4	443.0
Allowance for unfunded loan commitments	20.1	—	—	—	(0.9)	19.2
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$459.6	$(22.9)	$7.0	$(15.9)	$18.5	$462.2

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended March 31, 2025
Commercial real estate	$166.9	$(7.6)	$0.4	$(7.2)	$13.7	$173.4
Commercial and industrial	85.6	(4.3)	2.5	(1.8)	4.8	88.6
Commercial leases	22.9	(0.1)	—	(0.1)	—	22.8
Other	4.3	(1.1)	0.3	(0.8)	0.9	4.4
Total commercial loans and leases	279.7	(13.1)	3.2	(9.9)	19.4	289.2
Direct installment	29.1	(0.4)	0.1	(0.3)	(0.7)	28.1
Residential mortgages	95.9	(0.4)	0.1	(0.3)	(1.5)	94.1
Indirect installment	9.5	(2.2)	0.4	(1.8)	1.5	9.2
Consumer lines of credit	8.6	(0.3)	0.1	(0.2)	(0.1)	8.3
Total consumer loans	143.1	(3.3)	0.7	(2.6)	(0.8)	139.7
Total allowance for credit losses on loans and leases	422.8	(16.4)	3.9	(12.5)	18.6	428.9
Allowance for unfunded loan commitments	21.4	—	—	—	(1.1)	20.3
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$444.2	$(16.4)	$3.9	$(12.5)	$17.5	$449.2

Following is a summary of changes in the AULC by portfolio segment:
TABLE 5.2

	Three Months Ended March 31,
	2026	2025
(in millions)
Balance at beginning of period	$20.1	$21.4
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	(0.9)	(1.1)
Balance at end of period	$19.2	$20.3
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
At March 31, 2026 and December 31, 2025, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at March 31, 2026, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 4.0% over our R&S forecast period, (ii) a Commercial Real Estate (CRE) Price Index, which increases 1.3% over our R&S forecast period, (iii) S&P Volatility, which increases 17.5% in 2026 and decreases 4.6% in 2027 and (iv) personal and business bankruptcies, which increase and decrease, respectively, over the R&S forecast period but average below the historical through-the-cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2025 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 4.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which decreases 0.5% over our R&S forecast period, (iii) S&P Volatility, which decreases 2.2% in 2026 and 7.9% in 2027 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through-the-cycle period.
The ACL on loans and leases of $443.0 million at March 31, 2026 increased $3.5 million, or 0.8%, from December 31, 2025. Our ending ACL coverage ratio at March 31, 2026 was 1.26%, and 1.26% at December 31, 2025. Total provision for credit losses for the three months ended March 31, 2026 was $18.5 million, compared to $17.5 million in the same period of 2025. Net charge-offs were $15.9 million, or 0.18% annualized of average total loans, during the three months ended March 31, 2026, compared to $12.5 million, or 0.15% annualized, for the same period of 2025.
NOTE 6.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 6.1

(in millions)	March 31, 2026	December 31, 2025
Mortgage loans sold with servicing retained	$7,189	$7,062

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 6.2

	Three Months Ended March 31,
(in millions)	2026	2025
Mortgage loans sold with servicing retained	$557	$312
Pre-tax net gains (losses) resulting from above loan sales (1)	7	4
Mortgage servicing fees (1)	5	4
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of activity relating to MSRs:
TABLE 6.3

	Three Months Ended March 31,
(in millions)	2026	2025
Balance at beginning of period	$73.5	$70.5
Additions	4.5	3.5
Payoffs and curtailments	(1.8)	(0.8)
Impairment (charge) / recovery	0.1	(0.1)
Amortization / other	(2.4)	(0.5)
Balance at end of period	$73.9	$72.6
Fair value, beginning of period	$88.2	$86.3
Fair value, end of period	91.8	84.8
There was no valuation allowance for MSRs at March 31, 2026 and the valuation allowance for MSRs as of December 31, 2025 was $0.1 million.
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

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 6.4

(dollars in millions)	March 31, 2026	December 31, 2025
Weighted average life (months)	91	89
Constant prepayment rate (annualized)	8.4%	8.6%
Discount rate	10.1%	10.1%
Effect on fair value due to change in interest rates:
+2.00%	$11	$13
+1.00%	9	10
+0.50%	6	7
+0.25%	4	4
-0.25%	(4)	(4)
-0.50%	(9)	(8)
-1.00%	(16)	(14)
-2.00%	(26)	(24)
-3.00%	(43)	(42)
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

NOTE 7.    LEASES
We have operating leases primarily for certain branches, office space, land and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of March 31, 2026, we had operating lease right-of-use assets and operating lease liabilities of $206.7 million and $247.8 million, respectively, including $69.9 million in operating right-of-use assets and $100.1 million in operating lease liabilities with a related party. As of March 31, 2026, we had finance lease right-of-use assets and finance lease liabilities of $35.4 million and $38.7 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2026, we have certain operating lease agreements, primarily for administrative office space, that are expected to commence in 2026 with lease terms of up to 20 years. At commencement, it is expected that these leases will add approximately $4.7 million in right-of-use assets and $4.7 million in other liabilities. The Pittsburgh headquarters building is a related party operating lease accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and the related party represents a VIE for which we are not the primary beneficiary.

The components of lease expense were as follows:
TABLE 7.1

	Three Months Ended March 31,
(in millions)	2026	2025
Operating lease cost	$11	$10
Variable lease cost	2	1
Finance lease cost	1	1
Total lease cost	$14	$12
Other information related to leases is as follows:
TABLE 7.2

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10	$10
Operating cash flows from finance leases	$—	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13	$16
Finance leases	$4	$—
Weighted average remaining lease term (years):
Operating leases	10	11
Finance leases	17	17
Weighted average discount rate:
Operating leases	4.1%	4.0%
Finance leases	3.7%	3.6%
Future cash flows of lease liabilities are as follows:
TABLE 7.3

(in millions)	Operating Leases	Finance Leases	Total Leases
March 31, 2026
0 - 12 months	$38	$3	$41
13 - 24 months	35	3	38
25 - 36 months	31	3	34
37 - 48 months	29	3	32
49 - 60 months	26	3	29
Later years	148	37	185
Total lease payments	307	52	359
Less: imputed interest	(59)	(13)	(72)
Present value of lease liabilities	$248	$39	$287

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
March 31, 2026
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
The following table presents the balances of our LIHTC, HTC and NMTC investments and related unfunded commitments:
TABLE 8.2

(in millions)	March 31, 2026	December 31, 2025
Tax credit investments included in other assets	$108	$108
Unfunded tax credit investments	66	66
The following table summarizes the impact of these tax credit investments on the provision for income taxes in our Consolidated Statements of Income:
TABLE 8.3

	Three Months Ended March 31,
(in millions)	2026	2025
Provision for income taxes:
Amortization of tax credit investments under proportional method	$7	$6
Tax credits from tax credit investments	(7)	(6)
Other tax benefits related to tax credit investments	(1)	(1)
Total impact on provision for income taxes	$(1)	$(1)
Other Investments
Other investments we also consider to be unconsolidated VIEs include investments in Small Business Investment Companies and other equity method investments.

NOTE 9.    DEPOSITS
Following is a summary of deposits:
TABLE 9.1

(in millions)	March 31, 2026	December 31, 2025
Non-interest-bearing demand	$10,003	$9,914
Interest-bearing demand	6,662	6,740
Money market	11,699	11,707
Savings	3,130	3,090
Certificates and other time deposits	7,407	7,308
Total deposits	$38,901	$38,759
NOTE 10.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 10.1

(in millions)	March 31, 2026	December 31, 2025
Securities sold under repurchase agreements	$103	$131
Federal Home Loan Bank advances	1,000	1,055
Federal funds purchased	920	705
Subordinated notes	134	126
Total short-term borrowings	$2,157	$2,017
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Of the total short-term FHLB advances, $350.0 million, or 35.0%, had overnight maturities as of March 31, 2026, compared to $530.0 million, or 50.2%, as of December 31, 2025. At March 31, 2026 and December 31, 2025, none of the short-term FHLB advances were swapped to fixed rates. Federal funds purchased are overnight funds borrowed from other financial institutions. Subordinated notes are unsecured and subordinated to our other indebtedness. The short-term subordinated notes mature within one year.
Following is a summary of long-term borrowings:
TABLE 10.2

(in millions)	March 31, 2026	December 31, 2025
Federal Home Loan Bank advances	$1,200	$1,100
Senior notes	498	498
Subordinated notes	86	86
Junior subordinated debt	74	74
Other subordinated debt	143	143
Total long-term borrowings	$2,001	$1,901
Our banking affiliate has available credit with the FHLB of $12.0 billion, of which $9.4 billion was available for borrowing as of March 31, 2026. The outstanding FHLB advances (including both short-term and long-term borrowings) are secured by

$16.6 billion of loans collateralized by residential mortgages, home equity lines of credit and commercial real estate. The short-term borrowings are scheduled to mature in various amounts periodically through 2026 while the long-term borrowings are scheduled to mature periodically through 2028. Weighted average interest rates paid on long-term FHLB advances held during the three months ended March 31, 2026 and 2025 were 3.95% and 4.46%, respectively.
The following table provides information relating to our senior notes and other subordinated debt as of March 31, 2026. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 10.3

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (5)	Carrying Value	Stated Maturity Date	Interest Rate
Senior Notes:
Fixed-To-Floating Rate Senior Notes due December 11, 2030 (1)	$500	$497	$498	12/11/2030	5.722%
Total senior notes	500	497	498
Other Subordinated Debt:
Fixed-To-Floating Rate Subordinated Notes due 2029 (2)	120	118	119	2/14/2029	6.314%
Fixed-To-Floating Rate Subordinated Notes due December 6, 2028 (3) (4)	25	26	24	12/6/2028	6.951%
Total other subordinated debt	145	144	143
Total	$645	$641	$641
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
The following table provides information relating to the Trusts as of March 31, 2026:
TABLE 10.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	5.59%	SOFR + 165 bps
Yadkin Valley Statutory Trust I	25	1	23	12/15/2037	5.26%	SOFR + 132 bps
FNB Financial Services Capital Trust I	25	1	24	9/30/2035	5.42%	SOFR + 146 bps
Patapsco Statutory Trust I	5	—	5	12/15/2035	5.42%	SOFR + 148 bps
Total	$77	$3	$74
The SOFR rate used for the rate reset factors in the above table is the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points).
Other Credit Availability
Excluding FHLB availability, our banking affiliate has additional unused other wholesale credit availability of $9.5 billion as of March 31, 2026.

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
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 11.1

	March 31, 2026			December 31, 2025
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,900	$6	$—	$1,650	$13	$—
Interest rate swaps – not designated	5,911	54	35	6,064	51	51
Total subject to master netting arrangements	7,811	60	35	7,714	64	51
Not subject to master netting arrangements:
Interest rate swaps – not designated	5,911	35	159	6,064	51	155
Interest rate lock commitments – not designated	334	4	1	298	7	—
Forward delivery commitments – not designated	573	4	—	458	—	2
Credit risk contracts – not designated	860	—	—	815	—	—
Total not subject to master netting arrangements	7,678	43	160	7,635	58	157
Total	$15,489	$103	$195	$15,349	$122	$208
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
The following table shows amounts reclassified from AOCI:
TABLE 11.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions)	2026	2025		2026	2025
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(6)	$10	Interest income (expense)	$1	$(8)
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 11.3

	Three months ended March 31,
	2026		2025
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$486	$18	$480	$14
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	1	—	(8)	—
As of March 31, 2026, the maximum length of time over which forecasted interest cash flows are hedged is 3.8 years. In the twelve months that follow March 31, 2026, we expect to reclassify from the amount currently reported in AOCI net derivative gains of $2.1 million ($1.6 million net of tax), in association with interest on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2026.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the three months ended March 31, 2026 and 2025, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
Derivatives Not Designated as Hedging Instruments under GAAP
A description of interest rate swaps, interest rate lock commitments, forward delivery commitments and credit risk contracts can be found in Note 15, "Derivative Instruments and Hedging Activities" in the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K filed with the SEC on February 24, 2026.
Interest rate swap agreements with loan customers and with the offsetting counterparties are reported at fair value in other assets and other liabilities on the Consolidated Balance Sheets with any resulting gain or loss recorded in current period earnings as other income or other expense.

Risk participation agreements sold with notional amounts totaling $614 million as of March 31, 2026 have remaining terms ranging from two months to 15 years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0 at both March 31, 2026 and December 31, 2025. The fair values of risk participation agreements purchased and sold were $0.1 million and $0.1 million, respectively, at March 31, 2026, and $0.1 million and $0.1 million, respectively, at December 31, 2025.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 11.4

		Three Months Ended March 31,
(in millions)	Consolidated Statements of Income Location	2026	2025
Interest rate swaps	Non-interest income - other	$—	$—
Mortgage banking contracts	Mortgage banking operations	5	(4)
Credit risk contracts	Non-interest income - other	—	—
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay $0.0 million as of March 31, 2026 and $0.1 million as of December 31, 2025, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset: Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.
TABLE 11.5

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amount Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
March 31, 2026
Derivative Assets
Subject to master netting arrangement	$60	$—	$60	$32	$28	$—
Not subject to master netting arrangement	35	—	35
Total	$95	$—	$95

Derivative Liabilities
Subject to master netting arrangement	$35	$—	$35	$32	$3	$—
Not subject to master netting arrangement	159	—	159
Total	$194	$—	$194

December 31, 2025
Derivative Assets
Subject to master netting arrangement	$64	$—	$64	$43	$20	$1
Not subject to master netting arrangement	51	—	51
Total	$115	$—	$115

Derivative Liabilities
Subject to master netting arrangement	$51	$—	$51	$43	$8	$—
Not subject to master netting arrangement	155	—	155
Total	$206	$—	$206
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

Following is a summary of off-balance sheet credit risk information:
TABLE 12.1

(in millions)	March 31, 2026	December 31, 2025
Commitments to extend credit	$15,066	$14,806
Standby letters of credit	271	263
At March 31, 2026, funding of 82.0% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $19.2 million at March 31, 2026 and $20.1 million at December 31, 2025. Additional information relating to the AULC is provided in Note 5, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
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
On February 5, 2024, we announced that Yadkin Bank and its successor by merger, FNBPA, reached a settlement with the DOJ and the State of North Carolina to resolve their fair lending concerns, which FNBPA disputed, related to the assessment of mortgage lending activities during a four-year period in the Winston-Salem and Charlotte, North Carolina markets that began prior to Yadkin’s merger with FNBPA in March 2017. The settlement included FNBPA's commitment to provide $11.75 million in subsidies on mortgages and home equity loans originated in the Charlotte and Winston-Salem, North Carolina markets beginning in 2024 continuing until the full amount has been deployed. This subsidy amount is part of our existing, previously announced commitment to underserved communities, including the Winston-Salem and Charlotte markets. Importantly, the settlement was not initiated through a referral by a federal bank regulatory agency or consumer complaint, and included no civil money penalties levied against FNBPA. Effective January 2026, FNBPA had fully deployed the $11.75 million mortgage subsidy in the Charlotte and Winson Salem MBHCTs and is in compliance with all material terms of the settlement.
NOTE 13.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock unit awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We granted 437,283 and 518,654 restricted stock units during the three months ended March 31, 2026 and 2025, respectively, including 262,372 and 311,194 performance-based restricted stock units during those same periods, respectively. We have shareholder approval under the Plan to issue up to 14,000,000 shares of common stock. As of March 31, 2026, we had 6,889,360 remaining shares available for awards under the Plan.
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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 13.1

	Three Months Ended March 31,
	2026		2025
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	3,484,248	$13.92	3,571,311	$13.38
Granted	437,283	18.38	518,654	15.82
Net adjustment	220,911	—	269,322	—
Vested	(694,458)	15.20	(821,979)	14.34
Forfeited/expired/canceled	(1,881)	14.10	(22,023)	12.70
Unvested units outstanding at end of period	3,446,103	14.32	3,515,285	13.62

The following table provides certain information related to restricted stock units:
TABLE 13.2

	Three Months Ended March 31,
(in millions)	2026	2025
Stock-based compensation expense	$11	$10
Tax benefit related to stock-based compensation expense	2	2
Fair value of units vested	11	12
The components of the restricted stock units as of March 31, 2026 are as follows:
TABLE 13.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,490,018	956,085	3,446,103
Unrecognized compensation expense	$9	$1	$10
Intrinsic value	$42	$16	$58
Weighted average remaining life (in years)	1.75	2.30	1.90
NOTE 14.    INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 14.1

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Current income taxes:
Federal taxes	$27	$19
State taxes	3	2
Total current income taxes	30	21
Deferred income taxes:
Federal taxes	6	9
State taxes	1	1
Total deferred income taxes	7	10
Total income taxes	$37	$31
Statutory federal tax rate	21.0%	21.0%
Effective tax rate	21.2	20.9
Income tax expense was higher for the three months ended March 31, 2026, primarily due to higher pre-tax income.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax liabilities were $17.3 million and $17.1 million at March 31, 2026 and December 31, 2025, respectively.
NOTE 15.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in AOCI, net of tax, by component:
TABLE 15.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Three Months Ended March 31, 2026
Balance at beginning of period	$(43)	$10	$(30)	$(63)
Other comprehensive income (loss) before reclassifications	(18)	(5)	—	(23)
Net current period other comprehensive income (loss)	(18)	(5)	—	(23)
Balance at end of period	$(61)	$5	$(30)	$(86)
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
Diluted earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of potential common shares issuable for restricted shares, as calculated using the treasury stock method. Adjustments to the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per common share.
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 16.1

	Three Months Ended March 31,
(dollars in millions, except per share data)	2026	2025
Net income	$137	$117
Basic weighted average common shares outstanding	359,490,102	361,725,530
Net effect of dilutive stock options and restricted stock	744,505	1,343,074
Diluted weighted average common shares outstanding	360,234,607	363,068,604
Earnings per common share:
Basic	$0.38	$0.32
Diluted	$0.38	$0.32

There were no anti-dilutive shares for the three months ended March 31, 2026 and 2025.

NOTE 17.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 17.1

	Three Months Ended March 31,
(in millions)	2026	2025
Interest paid on deposits and other borrowings	$205	$238
Income taxes (refunded) paid	4	—
Transfers of loans to other real estate owned	1	—
Loans transferred to portfolio from held for sale	12	6
We did not have any restricted cash as of March 31, 2026 and 2025.
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
The interim segmentation and measurement basis for segment profit and loss as of March 31, 2026 is consistent with December 31, 2025.

The following table provides financial information for these segments of FNB. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of FNB, and includes the parent company, other non-bank subsidiaries and eliminations and adjustments to reconcile to the Consolidated Financial Statements.
TABLE 18.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended March 31, 2026
Interest income	$567	$—	$—	$2	$569
Interest expense	202	—	—	8	210
Net interest income (loss)	365	—	—	(6)	359
Provision for credit losses	18	—	—	—	18
Non-interest income:
Service charges	23	—	—	—	23
Interchange and card transaction fees	13	—	—	—	13
Trust services	—	13	—	—	13
Insurance commissions and fees	—	—	6	—	6
Securities commissions and fees	—	9	—	—	9
Capital markets income	5	—	—	2	7
Mortgage banking operations	6	—	—	—	6
Other	17	—	—	(3)	14
Total non-interest income	64	22	6	(1)	91
Non-interest expense:
Salaries and employee benefits	120	11	4	1	136
Other	112	3	1	6	122
Total non-interest expense	232	14	5	7	258
Income tax expense (benefit)	39	2	—	(4)	37
Net income (loss)	$140	$6	$1	$(10)	$137

Total assets	$50,287	$50	$33	$258	$50,628
Total loans and leases	35,062	—	—	50	35,112
Total deposits	39,227	—	—	(326)	38,901
Market value of assets under administration - FNTC and FNIS (1)	—	15,102	—	—	15,102

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended March 31, 2025
Interest income	$558	$—	$—	$1	$559
Interest expense	221	—	—	15	236
Net interest income (loss)	337	—	—	(14)	323
Provision for credit losses	17	—	—	—	17
Non-interest income:
Service charges	22	—	—	—	22
Interchange and card transaction fees	12	—	—	—	12
Trust services	—	13	—	—	13
Insurance commissions and fees	—	—	6	—	6
Securities commissions and fees	—	9	—	—	9
Capital markets income	4	—	—	1	5
Mortgage banking operations	7	—	—	—	7
Other	18	—	—	(4)	14
Total non-interest income	63	22	6	(3)	88
Non-interest expense:
Salaries and employee benefits	121	10	4	—	135
Other	101	4	1	5	111
Total non-interest expense	222	14	5	5	246
Income tax expense (benefit)	34	2	—	(5)	31
Net income (loss)	$127	$6	$1	$(17)	$117

Total assets	$48,668	$50	$35	$267	$49,020
Total loans and leases	34,191	—	—	44	34,235
Total deposits	38,087	—	—	(848)	37,239
Market value of assets under administration - FNBIA, FNTC and FNIS (1)	—	13,897	—	—	13,897
(1) The assets under administration are not held on our Consolidated Balance Sheets.

NOTE 19.    FAIR VALUE MEASUREMENTS
Refer to Note 25, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K filed with the SEC on February 24, 2026 for a description of additional valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 19.1

(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2026
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$354	$—	$—	$354
U.S. government agencies	—	31	—	31
U.S. GSE	—	265	—	265
Residential MBS:
Agency MBS	—	816	—	816
Agency CMO	—	568	—	568
Agency commercial MBS	—	1,654	—	1,654
States of the U.S. and political subdivisions (municipals)	—	12	—	12
Other debt securities	—	75	—	75
Total debt securities available for sale	354	3,421	—	3,775
Loans held for sale	—	317	—	317
Loans receivable	—	—	91	91
Derivative financial instruments
Trading	—	89	—	89
Not for trading	—	10	4	14
Total derivative financial instruments	—	99	4	103
Total assets measured at fair value on a recurring basis	$354	$3,837	$95	$4,286
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$194	$—	$194
Not for trading	—	—	1	1
Total derivative financial instruments	—	194	1	195
Total liabilities measured at fair value on a recurring basis	$—	$194	$1	$195

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$356	$—	$—	$356
U.S. government agencies	—	35	—	35
U.S. GSE	—	266	—	266
Residential MBS:
Agency MBS	—	800	—	800
Agency CMO	—	601	—	601
Agency commercial MBS	—	1,599	—	1,599
States of the U.S. and political subdivisions (municipals)	—	19	—	19
Other debt securities	—	51	—	51
Total debt securities available for sale	356	3,371	—	3,727
Loans held for sale	—	514	—	514
Loans receivable	—	—	85	85
Derivative financial instruments
Trading	—	102	—	102
Not for trading	—	13	7	20
Total derivative financial instruments	—	115	7	122
Total assets measured at fair value on a recurring basis	$356	$4,000	$92	$4,448
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$207	$—	$207
Not for trading	—	1	—	1
Total derivative financial instruments	—	208	—	208
Total liabilities measured at fair value on a recurring basis	$—	$208	$—	$208

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 19.2

(in millions)	Loans Receivable	Interest Rate Lock Commitments	Total
Three Months Ended March 31, 2026
Balance at beginning of period	$85	$7	$92
Purchases, issuances, sales and settlements:
Issuances	—	4	4
Settlements	—	(7)	(7)
Transfers into Level 3	6	—	6
Balance at end of period	$91	$4	$95
Year Ended December 31, 2025
Balance at beginning of period	$53	$1	$54
Purchases, issuances, sales and settlements:
Issuances	—	7	7
Settlements	—	(1)	(1)
Transfers into Level 3	32	—	32
Balance at end of period	$85	$7	$92
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. During the first three months of 2026, $6.9 million was transferred to loans receivable measured using the fair value option at Level 3, compared to $5.6 million during the first three months of 2025.
From time to time, we measure certain assets at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of the lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were described in Note 25, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K. For assets measured at fair value on a non-recurring basis still held at the Balance Sheet date, the following table provides the hierarchy level and the fair value of the related assets or portfolios:
TABLE 19.3

(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2026
Collateral dependent loans	$—	$—	$92	$92
Other assets - SBA servicing asset	—	—	2	2
December 31, 2025
Collateral dependent loans	$—	$—	$126	$126
Other assets - MSRs	—	—	2	2
Other assets - SBA servicing asset	—	—	2	2
Other real estate owned	—	—	1	1
The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the three months or twelve months ended March 31, 2026 and December 31, 2025, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the three months ended March 31, 2026 had a carrying amount of $92.3 million, which includes an allocated ACL of $20.5 million. The ACL includes a provision applicable to the current period fair value measurements of $2.8 million, which was included in provision for credit losses for the three months ended March 31, 2026.
Fair Value of Financial Instruments
Refer to Note 25, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K filed with the SEC on February 24, 2026 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.
The fair values of our financial instruments are as follows:
TABLE 19.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Financial Assets
Cash and cash equivalents	$2,659	$2,659	$2,659	$—	$—
Debt securities available for sale	3,775	3,775	354	3,421	—
Debt securities held to maturity	4,183	3,972	—	3,972	—
Net loans and leases, including loans held for sale	34,990	34,540	—	317	34,223
Loan servicing rights	76	94	—	—	94
Derivative assets	103	103	—	99	4
Accrued interest receivable	164	164	164	—	—
Financial Liabilities
Deposits	38,901	38,872	31,494	7,378	—
Short-term borrowings	2,157	2,156	2,156	—	—
Long-term borrowings	2,001	2,004	—	1,200	804
Derivative liabilities	195	195	—	194	1
Accrued interest payable	55	55	55	—	—
December 31, 2025
Financial Assets
Cash and cash equivalents	$2,498	$2,498	$2,498	$—	$—
Debt securities available for sale	3,727	3,727	356	3,371	—
Debt securities held to maturity	4,117	3,941	—	3,941	—
Net loans and leases, including loans held for sale	34,853	34,320	—	514	33,806
Loan servicing rights	75	90	—	—	90
Derivative assets	122	122	—	115	7
Accrued interest receivable	163	163	163	—	—
Financial Liabilities
Deposits	38,759	38,736	31,451	7,285	—
Short-term borrowings	2,017	2,018	2,018	—	—
Long-term borrowings	1,901	1,920	—	1,103	817
Derivative liabilities	208	208	—	208	—
Accrued interest payable	50	50	50	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This MD&A represents an overview of, and highlights, material changes to our financial condition and consolidated results of operations at and for the three-month periods ended March 31, 2026 and 2025. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2025 Annual Report on Form 10-K filed with the SEC on February 24, 2026. Our results of operations for the three months ended March 31, 2026 are not necessarily indicative of results expected for the full year.
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
•changes in market interest rates, U.S. federal government shutdowns and the unpredictability of monetary, tax and other policies of government agencies, including tariffs or the imposition and enforceability of tariffs, trade wars, barriers or restrictions, threats of such actions or related uncertainties;
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
•changes and instability in economic conditions and financial markets, in the regions in which we operate or otherwise, including a contraction of economic activity, economic downturn or uncertainty and international conflict, including in the Middle East, disruption of supply chain and energy supply markets and capital markets, changes to inflation expectations and other related uncertainties;
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
We caution that the risks identified here are not exhaustive of the types of risks that may adversely impact us and actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described under Item 1A. Risk Factors and the Risk Management sections of our 2025 Annual Report on Form 10-K (including the MD&A section) and our other 2026 filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-information/reports-and-filings or the SEC's website at www.sec.gov. We have included our web address as an inactive textual reference only. Information on our website is not part of our SEC filings.
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
APPLICATION OF CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies is included in the MD&A section of our 2025 Annual Report on Form 10-K filed with the SEC on February 24, 2026 under the heading “Application of Critical Accounting Policies”. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2025.
USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS
To supplement our Consolidated Financial Statements presented in accordance with GAAP, we use certain non-GAAP financial measures, such as return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible common equity to tangible assets, pre-provision net revenue (reported), efficiency ratio and net interest margin (FTE) to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.
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
To facilitate peer comparisons of net interest margin and efficiency ratio, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets (loans and investments) to make it fully equivalent to interest income earned on taxable investments (this adjustment is not permitted under GAAP). Taxable-equivalent amounts for 2026 and 2025 were calculated using a federal statutory income tax rate of 21%.

FINANCIAL SUMMARY
Net income for the first quarter of 2026 was $137.0 million, or $0.38 per diluted common share. Comparatively, first quarter of 2025 net income totaled $116.5 million, or $0.32 per diluted common share. On an operating basis, there were no significant items impacting earnings for the first quarters of 2026 and 2025.
First quarter earnings per diluted common share increased 19% from the year-ago quarter and pre-provision net revenue (non-GAAP) increased 17% as we generated significant positive operating leverage with continued solid non-interest income generation and growth in net interest income. Asset quality metrics remained at solid levels with net charge-offs of 0.18% annualized of total average loans, compared to 0.15% for the first quarter of 2025. Our key performance metrics and capital ratios remained strong with return on average tangible common equity (non-GAAP) equaling 13.20% and tangible book value per common share (non-GAAP) of $12.06, an increase of 11% from the year-ago-quarter. Our continued strong financial performance, investments in a resilient risk management framework and a strong balance sheet have provided us with flexibility to efficiently deploy capital to benefit our shareholders. In April 2026, we increased our quarterly cash dividend 8% to $0.13 per share and authorized a new share repurchase program with a total of approximately $300 million available for repurchase, including the authority remaining under the previous program, as of April 15, 2026.
Income Statement Highlights
•Net interest income totaled $359.3 million, an increase of $35.4 million, or 10.9%, from the year-ago quarter, reflecting growth in average earning assets and lower interest-bearing deposit costs, partially offset by lower yields on earning assets.
•The net interest margin (FTE) (non-GAAP) increased 22 basis points to 3.25% from the year-ago quarter primarily driven by a decrease in cost of funds by 31 basis points, partially offset by a decrease of 9 basis points in the yield on earning assets.
•Total revenue totaled $450.3 million, a 9.4% increase from the year-ago quarter, driven by continued solid non-interest income generation and growth in net interest income.
•The provision for credit losses was $18.5 million, an increase of 5.6% from the year-ago quarter, with net charge-offs of $15.9 million, or 0.18% annualized of total average loans, compared to $12.5 million, or 0.15% annualized, in the year-ago quarter, reflecting continued proactive management of the loan portfolio.
•Non-interest income totaled $91.0 million, an increase of $3.2 million, or 3.7%, from the year-ago quarter.
•Non-interest expense totaled $257.9 million, an increase of $11.1 million, or 4.5%, compared to the year-ago quarter.
Balance Sheet Highlights
•For the quarter ending March 31, 2026, average loans and leases totaled $34.9 billion, an increase of $849.4 million, or 2.5%, over the quarter ending March 31, 2025, primarily driven by average consumer loan growth of $1.1 billion, partially offset by a decrease of $219.0 million in average commercial loans and leases. In December 2025, we transferred approximately $200 million of performing residential mortgage loans to held-for-sale in anticipation of a loan sale that closed in February 2026 as part of balance sheet management actions.
•On a linked-quarter basis, period-end total consumer loans and commercial loans and leases increased $198.2 million and $136.0 million, respectively, as loan activity began to accelerate late in the first quarter of 2026.
•Average deposits totaled $38.4 billion, an increase of $1.4 billion, or 3.8%, from the year-ago quarter as the growth in average money market deposits of $1.0 billion, average interest-bearing demand deposits of $241.0 million and average non-interest-bearing demand deposits of $180.3 million more than offset the declines in average savings deposits of $42.0 million and average time deposits of $30.7 million.
•On a linked-quarter basis, period-end total deposits increased $141.8 million, with deposit growth more than offsetting seasonal outflows during the quarter.
~~•~~The loan-to-deposit ratio was 90.3% at March 31, 2026, compared to 89.7% at December 31, 2025 and 91.9% at March 31, 2025.
•The ratio of non-performing loans plus OREO to total loans and leases plus OREO increased 3 basis points from the prior quarter to 0.34%. Compared to March 31, 2025, the ratio decreased 14 basis points. Total delinquency decreased 1 basis point to 0.74%, compared to 0.75% at March 31, 2025, and increased 3 basis points from the prior quarter. The overall asset quality metrics remain at solid levels, reflecting continued proactive management of the loan portfolio.
•The ACL on loans and leases was $443.0 million, an increase of $14.2 million compared to March 31, 2025, driven primarily by loan growth, with the ratio of the ACL to total loans and leases increasing 1 basis point to 1.26%.
•Tangible book value per common share (non-GAAP) of $12.06 increased 11.4% compared to March 31, 2025, and 1.6% compared to December 31, 2025. Reflecting the impact of unrealized losses on AFS securities. AOCI reduced the tangible book value per common share (non-GAAP) by $0.24 as of March 31, 2026, compared to a reduction of $0.34 as of March 31, 2025, and $0.18 as of December 31, 2025.
•The CET1 capital ratio was 11.4%, compared to 10.7% at March 31, 2025 and 11.4% at December 31, 2025. The tangible common equity to tangible assets ratio (non-GAAP) was 8.9%, compared to 8.4% at March 31, 2025 and 8.9% at December 31, 2025.
•During the first quarter of 2026, we repurchased $35 million, or 2.0 million shares, of our common stock at a weighted average share price of $17.41. In April 2026, we announced that our Board of Directors authorized a new share repurchase program. Including the authority remaining under the previous program, total repurchase capacity is approximately $300 million at April 15, 2026.
•In April 2026, our Board of Directors declared a quarterly common stock cash dividend of $0.13, an 8% increase, beginning with the common dividend payable on June 15, 2026 as part of our strategic actions to deploy capital, resulting from sustained exceptional financial performance to continue to benefit FNB shareholders.
TABLE 1

	Three Months Ended March 31,
Quarterly Results Summary	2026	2025
Reported results (1)
Net income available to common shareholders (millions)	$137.0	$116.5
Earnings per diluted common share	0.38	0.32
Book value per common share	19.12	17.86
Average diluted common shares outstanding (thousands)	360,235	363,069
Capital measures
CET1 capital ratio	11.41%	10.70%
Tangible common equity to tangible assets (non-GAAP)	8.91	8.37
Tangible book value per common share (non-GAAP)	$12.06	$10.83
(1) Operating results equaled reported results as there were no significant items impacting earnings for the first quarters of 2026 and 2025.
RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Net income for the first three months of 2026 was $137.0 million, or $0.38 per diluted common share, compared to $116.5 million, or $0.32 per diluted common share for the first three months of 2025. On an operating basis, there were no significant items impacting earnings for the first quarters of 2026 and 2025.
Net interest income totaled $359.3 million, an increase of $35.4 million, or 10.9%, compared to $323.8 million, reflecting growth in average earning assets and lower interest-bearing deposit costs, partially offset by balance growth in higher yielding deposit products. The net interest margin (FTE) (non-GAAP) increased 22 basis points to 3.25%. Total cost of funds decreased 31 basis points to 2.01% with a 36 basis point decrease in interest-bearing deposit costs to 2.40% and a 57 basis point decrease in total borrowing costs. The yield on earning assets (non-GAAP) declined 9 basis points to 5.14%, driven by a 12 basis point decline in yields on loans to 5.56%, offset by a 13 basis point increase in yields on investment securities to 3.54%. The FOMC has lowered the target federal funds rate by 175 basis points since August 2024. The provision for credit losses for the first three months of 2026 totaled $18.5 million, compared to $17.5 million. Net charge-offs for the first three months of 2026 totaled $15.9 million, or 0.18% annualized of total average loans, compared to $12.5 million, or 0.15% annualized. Non-interest income totaled $91.0 million, compared to $87.8 million, reflecting increased capital markets income, wealth management revenue and other non-interest income. Non-interest expense totaled $257.9 million, increasing $11.1 million, or 4.5%. Net occupancy and equipment expense increased $5.1 million, or 11.1%, primarily due to technology-related investments and higher occupancy costs, which included unusually high seasonal snow removal costs.
Financial highlights are summarized below:
TABLE 2

	Three Months Ended March 31,		$	%
(dollars in thousands, except per share data)	2026	2025	Change	Change
Net interest income	$359,278	$323,845	$35,433	10.9%
Provision for credit losses	18,462	17,489	973	5.6
Non-interest income	90,985	87,766	3,219	3.7
Non-interest expense	257,865	246,811	11,054	4.5
Income taxes	36,890	30,796	6,094	19.8
Net income	$137,046	$116,515	$20,531	17.6%
Earnings per common share – Basic	$0.38	$0.32	$0.06	18.8%
Earnings per common share – Diluted	0.38	0.32	0.06	18.8
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended March 31,
	2026	2025
Return on average equity	8.16%	7.42%
Return on average tangible common equity (1)	13.20	12.62
Return on average assets	1.11	0.97
Return on average tangible assets (1)	1.19	1.06
Equity to assets	13.43	13.09
Average equity to average assets	13.63	13.14
Tangible common equity to tangible assets (1)	8.91	8.37
CET1 capital ratio	11.41	10.70
Dividend payout ratio	31.71	37.75
Book value per common share	$19.12	$17.86
Tangible book value per common share (1)	12.06	10.83
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended March 31,
	2026			2025
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits with banks	$1,748,445	$15,325	3.55%	$1,741,006	$17,073	3.98%
Taxable investment securities (1)	6,876,738	60,936	3.55	6,437,681	54,635	3.40
Tax-exempt investment securities (1)(2)	991,913	8,735	3.52	1,010,117	8,764	3.47
Loans held for sale	437,086	7,572	6.93	203,579	3,884	7.63
Loans and leases (2) (3)	34,900,157	479,857	5.56	34,050,781	478,065	5.68
Total interest-earning assets (2)	44,954,339	572,425	5.14	43,443,164	562,421	5.23
Cash and due from banks	373,240			393,846
Allowance for credit losses	(446,932)			(428,903)
Premises and equipment	567,938			538,394
Other assets	4,505,350			4,535,697
Total assets	$49,953,935			$48,482,198
Liabilities
Deposits:
Interest-bearing demand	$6,541,455	18,173	1.13	$6,300,423	18,826	1.21
Money market	11,700,669	85,030	2.95	10,652,531	90,025	3.43
Savings	3,102,399	6,787	0.89	3,144,432	8,110	1.05
Certificates and other time	7,193,173	58,690	3.31	7,223,878	68,867	3.87
Total interest-bearing deposits	28,537,696	168,680	2.40	27,321,264	185,828	2.76
Short-term borrowings	1,978,660	17,934	3.67	1,374,269	14,103	4.14
Long-term borrowings	1,984,936	23,388	4.78	2,828,002	35,662	5.11
Total interest-bearing liabilities	32,501,292	210,002	2.62	31,523,535	235,593	3.03
Non-interest-bearing demand deposits	9,828,293			9,647,959
Total deposits and borrowings	42,329,585		2.01	41,171,494		2.32
Other liabilities	816,738			938,559
Total liabilities	43,146,323			42,110,053
Shareholders’ equity	6,807,612			6,372,145
Total liabilities and shareholders’ equity	$49,953,935			$48,482,198
Net interest-earning assets	$12,453,047			$11,919,629
Net interest income (FTE) (2)		362,423			326,828
Tax-equivalent adjustment		(3,145)			(2,983)
Net interest income		$359,278			$323,845
Net interest spread			2.52%			2.20%
Net interest margin (2)			3.25%			3.03%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) totaled $362.4 million, increasing $35.6 million, or 10.9%, reflecting growth in average earning assets and lower interest-bearing deposit costs, partially offset by lower yields on earning assets. The net interest margin (FTE) (non-GAAP) increased 22 basis points to 3.25%. The yield on earning assets (non-GAAP) decreased 9 basis points to 5.14%, driven by a 12 basis point decline in yields on loans to 5.56%, partially offset by a 13 basis point increase in yields on investment securities to 3.54%. Total cost of funds decreased 31 basis points to 2.01%, with a 36 basis point decrease in interest-bearing deposit costs to 2.40% and a 57 basis point decrease in total borrowing costs. The FOMC has lowered the target federal funds rate by 175 basis points since August 2024.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on average interest-earning assets and the average volume and rates paid for average interest-bearing liabilities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$66	$(1,814)	$(1,748)
Investment securities (2)	4,703	1,569	6,272
Loans held for sale	4,033	(346)	3,687
Loans and leases (2)	9,255	(7,462)	1,793
Total interest income (2)	18,057	(8,053)	10,004
Interest Expense (1)
Deposits:
Interest-bearing demand	1,352	(2,006)	(654)
Money market	7,683	(12,677)	(4,994)
Savings	(24)	(1,300)	(1,324)
Certificates and other time	68	(10,245)	(10,177)
Short-term borrowings	6,127	(2,296)	3,831
Long-term borrowings	(10,419)	(1,854)	(12,273)
Total interest expense	4,787	(30,378)	(25,591)
Net change (2)	$13,270	$22,325	$35,595
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
Interest income on an FTE basis (non-GAAP) of $572.4 million, increased $10.0 million, or 1.8%, resulting from growth in average earning assets of $1.5 billion. The increase in average earning assets was primarily driven by an $849.4 million, or 2.5%, increase in average loans and leases and an increase of $420.9 million in average investment securities, partially offset by a reduction in yield of 9 basis points of interest earning assets.
Interest expense of $210.0 million decreased $25.6 million primarily due to a 31 basis point reduction in the cost of funds, partially offset by the growth in average interest-bearing deposits. Average total deposits increased $1.4 billion, or 3.8%, reflecting robust organic growth in new and existing customer relationships. The funding mix was stable with non-interest-bearing demand deposits comprising 26% of total deposits at both March 31, 2026 and March 31, 2025. Average short-term borrowings increased $604.4 million, or 44.0%, at lower yields while our average long-term borrowings decreased $843.1 million, or 29.8%, which included the maturity of $350 million in senior notes in August 2025 and $100 million in subordinated notes in October 2025, combined with a decline in average long-term FHLB borrowings. The decrease in total cost of funds is comprised of a 57 basis point decrease in total borrowing costs and a 36 basis point decrease in interest-bearing deposit costs to 2.40%.

Provision for Credit Losses
The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 6

	Three Months Ended March 31,		$	%
(dollars in thousands)	2026	2025	Change	Change
Provision for credit losses on loans and leases	$19,350	$18,619	$731	3.9%
Provision for unfunded loan commitments	(933)	(1,125)	192	(17.1)
Total provision for credit losses on loans and leases	18,417	17,494	923	5.3
Provision for investment securities	45	(5)	50	1,000.0
Total provision for credit losses	$18,462	$17,489	$973	5.6%
Net loan charge-offs	$15,851	$12,539	$3,312	26.4%
Net loan charge-offs (annualized) / total average loans and leases	0.18%	0.15%
The provision for credit losses on loans and leases was $18.4 million, compared to $17.5 million for the first three months of 2025. The first three months of 2026 included net charge-offs of $15.9 million, or 0.18% annualized of total average loans, compared to $12.5 million, or 0.15% annualized, in the first three months of 2025, reflecting continued proactive management of the loan portfolio. The ACL on loans and leases was $443.0 million, an increase of $14.2 million, with the ratio of the ACL to total loans and leases increasing 1 basis point to 1.26%.
Non-Interest Income
The breakdown of non-interest income for the three months ended March 31, 2026 and 2025 is presented in the following table:
TABLE 7

	Three Months Ended March 31,		$	%
(dollars in thousands)	2026	2025	Change	Change
Service charges	$22,770	$22,355	$415	1.9%
Interchange and card transaction fees	12,487	12,370	117	0.9
Trust services	12,831	12,400	431	3.5
Insurance commissions and fees	6,224	5,793	431	7.4
Securities commissions and fees	8,982	8,820	162	1.8
Capital markets income	6,801	5,323	1,478	27.8
Mortgage banking operations	6,345	6,993	(648)	(9.3)
Dividends on non-marketable equity securities	6,245	5,560	685	12.3
Bank owned life insurance	4,110	5,350	(1,240)	(23.2)
Net securities gains (losses)	2	—	2	—
Other	4,188	2,802	1,386	49.5
Total non-interest income	$90,985	$87,766	$3,219	3.7%
Total non-interest income increased $3.2 million, or 3.7%. The variances in significant individual non-interest income items are explained in the following paragraphs.
Wealth management revenues increased $0.6 million, or 2.8%, as trust services income and securities commissions and fees increased 3.5% and 1.8%, respectively, through continued strong contributions across the geographic footprint.
Capital markets income increased $1.5 million, or 27.8%, reflecting solid contributions from debt capital markets, swap fees and international banking income.

Bank-owned life insurance decreased $1.2 million, or 23.2%, due to higher life insurance claims in the year-ago quarter.
Other non-interest income was $4.2 million and $2.8 million for the first three months of 2026 and 2025, respectively, with the first three months of 2026 higher due to miscellaneous gains.

Non-Interest Expense
The breakdown of non-interest expense for the three months ended March 31, 2026 and 2025 is presented in the following table:
TABLE 8

	Three Months Ended March 31,		$	%
(dollars in thousands)	2026	2025	Change	Change
Salaries and employee benefits	$135,707	$135,135	$572	0.4%
Net occupancy	22,637	19,758	2,879	14.6
Equipment	28,091	25,885	2,206	8.5
Outside services	26,461	26,341	120	0.5
Marketing	3,601	4,573	(972)	(21.3)
FDIC insurance	7,450	8,483	(1,033)	(12.2)
Bank shares tax	4,577	4,136	441	10.7
Other	29,341	22,500	6,841	30.4
Total non-interest expense	$257,865	$246,811	$11,054	4.5%
Total non-interest expense of $257.9 million for the first three months of 2026 increased $11.1 million, a 4.5% increase from the same period of 2025. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Net occupancy and equipment expense of $50.7 million increased $5.1 million, or 11.1%, primarily due to technology-related investments and higher occupancy costs, which included unusually high seasonal snow removal costs.
Marketing decreased $1.0 million, or 21.3%, primarily due to the timing of certain marketing campaigns.
FDIC insurance decreased $1.0 million, or 12.2%, primarily due to improved credit quality, which has led to a lower FDIC assessment rate.
Other non-interest expense was $29.3 million and $22.5 million for the first three months of 2026 and 2025, respectively, with the increase due to higher fraud losses, various litigation-related expenses and the impact of Community Uplift, an affordable mortgage down payment assistance program.

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 9

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Income tax expense	$36,890	$30,796
Effective tax rate	21.2%	20.9%
Statutory federal tax rate	21.0	21.0

Income tax expense was higher for the three months ended March 31, 2026, primarily due to higher pre-tax income.
FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 10

(dollars in millions)	March 31, 2026	December 31, 2025	$ Change	% Change
Assets
Cash and cash equivalents	$2,659	$2,498	$161	6.4%
Investment securities	7,958	7,844	114	1.5
Loans held for sale	321	515	(194)	(37.7)
Loans and leases, net	34,669	34,338	331	1.0
Goodwill and other intangibles	2,513	2,516	(3)	(0.1)
Other assets	2,508	2,518	(10)	(0.4)
Total Assets	$50,628	$50,229	$399	0.8%
Liabilities and Shareholders’ Equity
Deposits	$38,901	$38,759	$142	0.4%
Borrowings	4,158	3,918	240	6.1
Other liabilities	768	793	(25)	(3.2)
Total Liabilities	43,827	43,470	357	0.8
Shareholders’ Equity	6,801	6,759	42	0.6
Total Liabilities and Shareholders’ Equity	$50,628	$50,229	$399	0.8%
Lending Activity
The loan and lease portfolio consists principally of loans and leases to individuals and small- and medium-sized businesses within our primary markets in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. In December 2025, we transferred approximately $200 million of performing residential mortgage loans to held-for-sale in anticipation of a loan sale that closed in February 2026 as part of balance sheet management actions.
Following is a summary of loans and leases:
TABLE 11

(dollars in millions)	March 31, 2026	December 31, 2025	$ Change	% Change
Commercial real estate	$12,164	$12,274	$(110)	(0.9)%
Commercial and industrial	8,032	7,718	314	4.1
Commercial leases	778	791	(13)	(1.6)
Other	87	141	(54)	(38.3)
Total commercial loans and leases	21,061	20,924	137	0.7
Direct installment	2,655	2,678	(23)	(0.9)
Residential mortgages	9,038	8,882	156	1.8
Indirect installment	805	767	38	5.0
Consumer lines of credit	1,553	1,526	27	1.8
Total consumer loans	14,051	13,853	198	1.4
Total loans and leases	$35,112	$34,777	$335	1.0%

Our commercial real estate portfolio included $8.3 billion of non-owner-occupied loans of which 17.4% represented office loans. Our top 25 non-owner-occupied commercial real estate loans averaged approximately $22 million per exposure with the office component primarily made up of mid-sized offices located outside of central business districts with an average office loan size of $1.6 million. Additionally, we have a continued focus on core commercial and industrial lending activity with traditional middle market customers. Our minimal non-depository financial institution (NDFI) balances at 1.4% of total loans is well below peer and industry median levels with the large majority of FNB’s NDFI portfolio in the FNBPA Call Report’s “Other Loans” category which supports firm’s working capital and acquisition growth strategies, not lending activities. For consumer lending, residential mortgages increased $156.0 million, compared to December 31, 2025, largely due to the continued successful execution in key markets and long-standing strategy of serving the purchase market.
Non-Performing Assets
Following is a summary of non-performing assets:
TABLE 12

(dollars in millions)	March 31, 2026	December 31, 2025	$ Change	% Change
Commercial real estate	$57	$45	$12	26.7%
Commercial and industrial	35	35	—	—
Commercial leases	4	3	1	33.3
Other	—	2	(2)	(100.0)
Total commercial loans and leases	96	85	11	12.9
Direct installment	4	4	—	—
Residential mortgages	14	12	2	16.7
Indirect installment	1	1	—	—
Consumer lines of credit	3	3	—	—
Total consumer loans	22	20	2	10.0
Total non-performing loans and leases	118	105	13	12.4
Other real estate owned	3	3	—	—
Total non-performing assets	$121	$108	$13	12.0%
Non-performing assets increased $12.2 million, from $108.4 million at December 31, 2025 to $120.5 million at March 31, 2026, with the ratio of non-performing loans and OREO to total loans and leases and OREO increasing 3 basis points to 0.34% and levels remaining at or near historically low levels.
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
At March 31, 2026 and December 31, 2025, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at March 31, 2026, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 4.0% over our R&S forecast period, (ii) a CRE Price Index, which increases 1.3% over our R&S forecast period, (iii) S&P Volatility, which increases 17.5% in 2026 and decreases 4.6% in 2027 and (iv) personal and business bankruptcies, which increase and decrease, respectively, over the R&S forecast period but average below the historical through-the-cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2025 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 4.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which decreases 0.5% over our R&S forecast period, (iii) S&P Volatility, which decreases 2.2% in 2026 and 7.9% in 2027 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through-the-cycle period.
Following is a summary of certain data related to the ACL and loans and leases:
TABLE 13

	Net Loan Charge-Offs		Net Loan Charge-Offs to Average Loans		ACL at
	Three Months Ended March 31,		Three Months Ended March 31,		March 31,
(dollars in millions)	2026	2025	2026	2025	2026
Commercial real estate	$8.1	$7.2	0.10%	0.09%	$165.7
Commercial and industrial	3.3	1.8	0.04	0.02	109.7
Commercial leases	2.0	0.1	0.02	—	26.3
Other commercial	0.8	0.8	0.01	0.01	4.5
Direct installment	0.1	0.3	—	—	25.8
Residential mortgages	0.4	0.3	—	—	95.0
Indirect installment	1.1	1.8	0.01	0.02	9.0
Consumer lines of credit	0.1	0.2	—	—	7.0
Total net loan charge-offs on loans and leases, net loan charge-offs (annualized)/average loans	$15.9	$12.5	0.18%	0.15%	$443.0
Allowance for credit losses/total loans and leases			1.26%	1.25%
Allowance for credit losses/non-performing loans			376.84%	266.93%
The ACL on loans and leases of $443.0 million at March 31, 2026 increased $3.5 million, or 0.8%, from December 31, 2025 with our ending ACL coverage ratio stable at 1.26%. The ACL as a percentage of non-performing loans for the total portfolio decreased to 377% as of March 31, 2026, compared to 418% as of December 31, 2025, with coverage levels remaining at historically high levels.
Total provision for credit losses for the three months ended March 31, 2026 was $18.5 million, compared to $17.5 million for the same period in 2025. Net charge-offs were $15.9 million for the three months ended March 31, 2026, compared to $12.5 million for the first three months of 2025.
Deposits
Our primary source of funds is deposits. Our diversified and granular deposit base is comprised of business, consumer and municipal customers who we serve within our footprint.

Following is a summary of deposits:
TABLE 14

(dollars in millions)	March 31, 2026	December 31, 2025	$ Change	% Change
Non-interest-bearing demand	$10,003	$9,914	$89	0.9%
Interest-bearing demand	6,662	6,740	(78)	(1.2)
Money market	11,699	11,707	(8)	(0.1)
Savings	3,130	3,090	40	1.3
Certificates and other time deposits	7,407	7,308	99	1.4
Total deposits	$38,901	$38,759	$142	0.4%
Total deposits increased $141.8 million, or 0.4%, from December 31, 2025, due to growth in new and existing customer relationships. We ended the quarter with approximately 76% of all deposits insured by the FDIC or collateralized.
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
During the first quarter of 2026, we repurchased $35.3 million, or 2.0 million shares, of common stock at a weighted average share price of $17.41. In April 2026, we announced that our Board of Directors authorized a new share repurchase program. Including the authority remaining under the previous program, total repurchase capacity is $300 million. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time.
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
At March 31, 2026, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.

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
Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 15

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026
F.N.B. Corporation
Total capital	$5,017	13.06%	$3,843	10.00%	$4,305	10.50%
Tier 1 capital	4,384	11.41	2,306	6.00	3,266	8.50
CET1	4,384	11.41	n/a	n/a	2,690	7.00
Leverage	4,384	9.22	n/a	n/a	1,903	4.00
Risk-weighted assets	38,427
FNBPA
Total capital	$5,264	13.80%	$3,815	10.00%	$4,006	10.50%
Tier 1 capital	4,444	11.65	3,052	8.00	3,243	8.50
CET1	4,364	11.44	2,480	6.50	2,670	7.00
Leverage	4,444	9.39	2,365	5.00	1,892	4.00
Risk-weighted assets	38,148
As of December 31, 2025
F.N.B. Corporation
Total capital	$4,971	13.08%	$3,799	10.00%	$3,989	10.50%
Tier 1 capital	4,317	11.36	2,279	6.00	3,229	8.50
CET1	4,317	11.36	n/a	n/a	2,659	7.00
Leverage	4,317	9.11	n/a	n/a	1,896	4.00
Risk-weighted assets	37,991
FNBPA
Total capital	$5,188	13.75%	$3,774	10.00%	$3,963	10.50%
Tier 1 capital	4,371	11.58	3,019	8.00	3,208	8.50
CET1	4,291	11.37	2,453	6.50	2,642	7.00
Leverage	4,371	9.27	2,357	5.00	1,885	4.00
Risk-weighted assets	37,743
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
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act)
The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector that significantly change the system of regulatory oversight as described in more detail under Part I, Item 1, “Business - Government Supervision and Regulation” included in our 2025 Annual Report on Form 10-K as filed with the SEC on February 24, 2026.
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
Management utilizes various strategies to ensure sufficient cash on hand is available to meet the parent company's funding needs. Significant funding sources for the parent company include dividends from subsidiaries, other operating income and access to the capital markets. During the first quarter of 2026, FNBPA paid dividends to the parent of $75 million, an increase of $20 million when compared to the fourth quarter of 2025, and within the regulatory capacity to pay dividends to FNB. The Board of Directors regularly reviews appropriate levels of dividends from subsidiaries. In addition, we repurchased $35.3 million, or 2.0 million shares, of FNB stock at an average cost of $17.41. In April 2026, we announced that our Board of Directors authorized a new share repurchase program. Including the authority remaining under the previous program, total repurchase capacity is approximately $300 million as of April 15, 2026. The parent company's cash position at March 31, 2026 was $277.0 million. We have historically been opportunistic when accessing the capital markets, and we expect to continue with that strategy. Additionally, in April 2026, our Board of Directors declared a quarterly common stock cash dividend of $0.13, an 8% increase, beginning with the common dividend payable on June 15, 2026.
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
TABLE 16

	March 31, 2026	December 31, 2025	Internal Limit
Liquidity coverage ratio	2.1 times	2.3 times	> 1 time
Months of cash on hand	12.2 months	14.0 months	> 12 months
Parent company cash on hand (millions)	$277.0	$288.3	n/a
The LCR at March 31, 2026 decreased primarily due to the timing of stock repurchases and dividends from the bank subsidiary. In 2026, there are no scheduled debt maturities, a positive for the ratio. Management has concluded that our cash levels remain appropriate given the current market environment.

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
Over time, our liquidity position has been positively impacted by FNBPA's ability to generate growth in relationship-based deposit accounts. Organic growth in low-cost transaction deposits has been complemented by management’s continued strategy of deposit gathering efforts focused on attracting new customer relationships across our geographic footprint and deepening relationships with existing customers, in part through internal lead generation efforts leveraging our data analytics capabilities. These successful strategies resulted in total deposit growth of $141.8 million, or 0.4%, compared to December 31, 2025, with interest-bearing deposits and non-interest-bearing demand deposits increasing $52.9 million and $88.9 million, respectively. The mix of non-interest-bearing demand deposits to total deposits remained stable with both the prior quarter and year-ago quarter at 26%. Our loan to deposit ratio stood at 90.3% at March 31, 2026, compared to 89.7% at December 31, 2025.
At March 31, 2026, approximately 76% of our deposits were insured by the FDIC or collateralized, consistent with December 31, 2025 levels. Our cash balances held at the FRB were $2.2 billion at March 31, 2026 and $2.1 billion at December 31, 2025. Management will continue to evaluate appropriate levels of liquidity based on expected loan and deposit growth, other balance sheet activity and the current market environment.
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged investment securities:
TABLE 17

(dollars in millions)	March 31, 2026	December 31, 2025
Unused wholesale credit availability	$18,973	$18,345
Unused wholesale credit availability as a % of FNBPA assets	37.7%	36.7%
Salable unpledged government and agency securities	$1,323	$1,183
Salable unpledged government and agency securities as a % of FNBPA assets	2.6%	2.4%
Cash and salable unpledged government and agency securities as a % of FNBPA assets	7.0%	6.5%
Uninsured Deposit Coverage Ratio	142.3%	139.1%
Our bank-level liquidity position remains strong. Our contingency funding policy and periodic liquidity stress testing of multiple stress scenarios is particularly valuable as we actively manage our liquidity. A portion of our available borrowing capacity includes capacity at the FRB's Discount Window. Through various actions, management increased availability from this source to $3.4 billion. We have no borrowings under this facility. Additional sources of unused wholesale credit availability for FNBPA include the ability to borrow from the FHLB, correspondent bank lines, and access to other funding channels. In addition to credit availability, FNBPA also has excess cash and salable unpledged government and agency securities that could be utilized to meet funding needs. At March 31, 2026, FNBPA has $3.5 billion of cash and salable unpledged government and agency securities representing 7.0% of total assets, compared to $3.3 million and 6.5% at December 31, 2025. This compares to a policy minimum of 3.0%. The Uninsured Deposit Coverage Ratio is designed to determine the amount of funding sources available to cover uninsured deposit outflows. This ratio has improved from December 31, 2025 due to various actions undertaken by management, including expanding borrowing capacity at the FHLB and FRB.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of March 31, 2026 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management calculates this ratio at least quarterly and it is reviewed regularly by ALCO. Management monitors the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business and in relation to implied forward rate expectations. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. A positive gap position means that more assets are expected to mature over the next 12 months than liabilities. The allocation of non-maturity deposits and customer repurchase agreements to the twelve-month categories is based on the estimated lives of each product.

TABLE 18

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$1,129	$1,791	$2,126	$3,625	$8,671
Investments	2,321	198	300	556	3,375
	3,450	1,989	2,426	4,181	12,046
Liabilities
Non-maturity deposits	341	682	1,023	2,047	4,093
Time deposits	1,114	2,176	2,448	1,268	7,006
Borrowings	1,527	12	522	430	2,491
	2,982	2,870	3,993	3,745	13,590
Period Gap (Assets - Liabilities)	$468	$(881)	$(1,567)	$436	$(1,544)
Cumulative Gap	$468	$(413)	$(1,980)	$(1,544)
Cumulative Gap to Total Assets	0.9%	(0.8)%	(3.9)%	(3.0)%
The twelve-month cumulative gap to total assets ratio was (3.0)% as of March 31, 2026, compared to (2.2)% as of December 31, 2025. The change in the twelve-month cumulative gap to total assets was primarily related to lower prepayment estimates, decreased investment securities maturities and decreased loans held for sale. ALCO regularly monitors various liquidity ratios, stress scenarios of our liquidity position and assumptions considering market disruptions, lending demand, deposit behavior, and funding availability. The stress scenarios forecast that adequate funding will be available even under severe conditions. Management believes we have sufficient liquidity available to meet our normal operating and contingency funding cash needs for the next twelve months and thereafter for the foreseeable future.
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

The following repricing gap analysis as of March 31, 2026 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing. The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category below is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
TABLE 19

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$15,814	$1,277	$1,006	$1,769	$19,866
Investments	2,354	203	326	633	3,516
	18,168	1,480	1,332	2,402	23,382
Liabilities
Non-maturity deposits	11,133	—	—	—	11,133
Time deposits	1,203	2,175	2,446	1,263	7,087
Borrowings	1,598	428	415	116	2,557
	13,934	2,603	2,861	1,379	20,777
Off-balance sheet	(1,450)	200	(250)	250	(1,250)
Period Gap (Assets – Liabilities + Off-balance sheet)	$2,784	$(923)	$(1,779)	$1,273	$1,355
Cumulative Gap	$2,784	$1,861	$82	$1,355
Cumulative Gap to Earning Assets	6.1%	4.1%	0.2%	3.0%
Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures. Repricing gap analysis, while useful, has some limitations in measuring interest rate risk. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months, resulting in our slightly asset sensitive position. As a result of management's strategies to reduce its asset sensitive position, the twelve-month cumulative repricing gap to total assets was 3.0% as of March 31, 2026, down from 3.2% at December 31, 2025. Specific pricing actions included an emphasis on originating shorter-term time deposits and borrowings so more interest-bearing liabilities will mature in less than 12 months, hence reducing the repricing gap differential.
In addition to the repricing gap analysis above, we model rate scenarios which move all rates gradually over twelve months (Rate Ramps). We also model rate scenarios which move all rates in an immediate and parallel fashion (Rate Shocks) and model scenarios that gradually change the shape of the yield curve. Using a static Balance Sheet structure and utilizing net interest income simulations, the following table presents an analysis of the potential sensitivity of our net interest income to changes in interest rates using Rate Ramps and Rate Shocks and the sensitivity of EVE using Rate Shocks. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of March 31, 2026. The calculated results do not reflect management's potential actions.

TABLE 20

	March 31, 2026	December 31, 2025	ALCO Limits
Net interest income change over 12 months (Rate Ramps):
+ 200 basis points	1.5%	1.6%	(10.0)%
+ 100 basis points	0.8	0.8	(10.0)
- 100 basis points	(0.9)	(0.9)	(10.0)
- 200 basis points	(1.9)	(1.9)	(10.0)
Net interest income change over 12 months (Rate Shocks):
+ 200 basis points	2.4	2.5	(10.0)
+ 100 basis points	1.3	1.4	(10.0)
- 100 basis points	(1.7)	(1.8)	(10.0)
- 200 basis points	(3.8)	(4.2)	(10.0)
Economic value of equity (Rate Shocks):
+ 300 basis points	5.0	5.6	(25.0)
+ 200 basis points	3.8	4.2	(15.0)
+ 100 basis points	2.4	2.7	(10.0)
- 100 basis points	(3.6)	(3.9)	(10.0)
- 200 basis points	(8.6)	(9.5)	(15.0)
There are multiple factors that influence our interest rate risk position and impact on net interest income, including external factors such as the shape of the yield curve, the competitive landscape and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing and re-pricing of loans and deposits. Our current interest rate risk position is slightly asset sensitive. A key driver of this position resulted from the origination of consumer and commercial loans with short-term repricing characteristics, some of which have been swapped to a fixed rate. Total variable and adjustable-rate loans were 63.1% and 63.4% of total net loans and leases at March 31, 2026 and December 31, 2025, respectively. Forty-six percent of our net loans and leases reprice within the next three months and are indexed to short-term SOFR, Prime and other indices. Furthermore, we regularly sell long-term fixed-rate residential mortgages in the secondary market.
Management continues to be proactive in managing our interest rate risk (IRR) position with the intention to maintain exposures near the current neutral levels. During the first three months of 2026, management adjusted the IRR position by purchasing investment securities with an average duration of 4.5 years, originating adjustable-rate mortgage loans with longer-duration fixed-rate reset periods, strategically meeting our customers' preferences for deposit products with shorter-term time deposits and maintaining borrowings with variable rates and varying maturities. As a result, the net interest income percentage change over 12 months shown above in both the up and down rate ramp scenarios is, as intended, closer to neutral when compared to December 31, 2025.
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
Derivative financial instruments are also offered to enable commercial customers to meet their financing and investing objectives and for their risk management purposes. We typically enter into offsetting third-party contracts with reputable counterparties with substantially matching terms to economically hedge the exposure related to these derivatives. At March 31, 2026, the commercial customer-related interest rate swaps totaled $5.9 billion (notional), down from $6.1 billion (notional) at December 31, 2025. For additional information regarding interest rate swaps, see Note 11, "Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements in this Report.
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
The following table presents the credit ratings for FNB and FNBPA as of March 31, 2026:
TABLE 21

	Moody's	Standard & Poor's	Kroll
F.N.B. Corporation
Issuer credit rating	Baa2	BBB-	A-
Senior debt	Baa2	BBB-	A-
Subordinated debt	Baa2	n/a	BBB+

First National Bank of Pennsylvania
Baseline credit assessment	Baa1	n/a	n/a
Issuer credit rating	Baa1	BBB	A
Senior debt	n/a	n/a	A
Subordinated debt	n/a	n/a	A-
Bank deposits	A2/P-1	n/a	A
Short-term borrowings	n/a	A-2	K1

Outlook for F.N.B. Corporation and First National Bank of Pennsylvania	Stable	Stable	Stable
n/a - not applicable
RISK MANAGEMENT
As a financial institution, we take on a certain amount of risk in every business decision, transaction and activity. Accordingly, we have designed an ERM Framework in accordance with applicable regulatory guidelines which includes risk management practices designed to identify, assess, monitor and report the material risks known throughout the organization in pursuit of our business strategies. Our Board of Directors and senior management have identified six major categories of risk: credit risk, market risk, liquidity risk, operational risk, compliance risk and strategic risk. Reputation risk is considered across all six major risk categories as a consequential risk. In its oversight role of our risk management function, the Board of Directors focuses on the strategies, analyses and conclusions of management relating to identifying, understanding and managing risks to optimize total shareholder value, while balancing prudent business and safety and soundness considerations to safeguard our reputation.

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
Our Board of Directors is responsible for the oversight of management on behalf of our shareholders. The Board of Directors has assistance in carrying out its duties and may delegate authority through the following standing Board Committees which are also more fully described in our 2026 proxy statement:
•Audit Committee - provides oversight of our internal and external audit processes. In addition, monitors the integrity of the Consolidated Financial Statements, internal controls over financial reporting, qualifications and independence of our audit function.
•Nominating and Corporate Governance Committee - responsible for oversight of our governance policies and practices, shareholder engagement and selecting and recommending nominees for election to the FNB and FNBPA Boards of Directors.
•Compensation Committee - reviews and approves compensation and incentive compensation performance metrics of our SEC Section 16 reporting officers, and reviews and implements compensation and benefit matters having corporate-wide significance.
•Executive Committee - joint session of the FNB and FNBPA Board of Directors to cover special matters, as deemed necessary, in between regularly scheduled board meetings.
•Risk Committee - provides oversight and approves the ERM Framework including the review and approval of risk appetite and tolerances and risk management policies and practices, to identify, assess, monitor and report material risks.
•Credit Risk, Fair Lending and Community Reinvestment Act Committee - responsible for providing oversight of credit and lending risk management strategies and objectives of FNB and FNBPA, providing oversight of FNBPA's CRA program, policy and practices, and performing reviews of fair lending strategies, analysis and results to assist with its credit oversight responsibilities.
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
Risk appetite is an integral element of our ERM Framework and of our business and capital planning processes through our Board Risk Committee and RMC. We use our risk appetite processes to promote appropriate alignment of risk, capital and performance tactics, while also considering risk appetite constraints from both financial and non-financial perspectives. The Board of Directors adopted an enterprise risk appetite that defines acceptable risk limits under which we seek to operate in pursuit of optimizing returns. As such, we monitor a series of Key Risk Indicators for various business lines and operations units to measure performance alignment with our stated risk appetite. Our top-down risk appetite process serves as a mitigant for undue risk-taking for bottom-up planning from our various business functions. Our Board Risk Committee, in collaboration with our RMC, approves our risk appetite on an annual basis, or more frequently, as needed to reflect changes in the risk, regulatory, economic and strategic plan environments, with the goal of ensuring that our strategic plans and business operations remain consistent with our risk appetite given the current economic and regulatory environments, as well as shareholders' expectations.
Our ERM Framework provides the standards by which we will identify, assess, control, monitor and report on material risks across the organization. Reports relating to our risk appetite and strategic plans, and our ongoing monitoring thereof, and our aggregate risk profile, are regularly presented to our various management level risk oversight committees and reported up through our Board Risk Committee.
We continue to assess our risk management practices on an ongoing basis and are making investments as necessary to position ourselves for continued growth through sound risk management practices.
The Board of Directors believes that our enterprise-wide risk management process is effective and enables the Board of Directors to:
•assess the quality of the information they receive;
•understand our businesses and investments and risk-related financial, accounting, legal, regulatory and strategic considerations necessary to assess the material risks that FNB faces;
•oversee and assess how senior management evaluates material risk; and
•assess appropriately the effectiveness of our enterprise-wide risk management processes.
RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS TO GAAP
Reconciliations of non-GAAP operating measures and key performance indicators discussed in this Report to the most directly comparable GAAP financial measures are included in the following tables.

TABLE 22
Return on average tangible common equity

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net income available to common shareholders (annualized)	$555,798	$472,534
Amortization of intangibles, net of tax (annualized)	10,733	12,620
Tangible net income available to common shareholders (annualized) (non-GAAP)	$566,531	$485,154
Average total shareholders’ equity	$6,807,612	$6,372,145
Less: Average intangible assets (1)	(2,514,310)	(2,527,636)
Average tangible common equity (non-GAAP)	$4,293,302	$3,844,509
Return on average tangible common equity (non-GAAP)	13.20%	12.62%
(1) Excludes loan servicing rights.

TABLE 23
Return on average tangible assets

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net income (annualized)	$555,798	$472,534
Amortization of intangibles, net of tax (annualized)	10,733	12,620
Tangible net income (annualized) (non-GAAP)	$566,531	$485,154
Average total assets	$49,953,935	$48,482,198
Less: Average intangible assets (1)	(2,514,310)	(2,527,636)
Average tangible assets (non-GAAP)	$47,439,625	$45,954,562
Return on average tangible assets (non-GAAP)	1.19%	1.06%
(1) Excludes loan servicing rights.
TABLE 24
Tangible book value per common share

(dollars in thousands, except per share data)	March 31, 2026	March 31, 2025
Total shareholders’ equity	$6,800,671	$6,418,012
Less: Intangible assets (1)	(2,512,732)	(2,525,619)
Tangible common equity (non-GAAP)	$4,287,939	$3,892,393
Common shares outstanding	355,670,905	359,364,784
Tangible book value per common share (non-GAAP)	$12.06	$10.83
(1) Excludes loan servicing rights.
TABLE 25
Tangible common equity to tangible assets

(dollars in thousands)	March 31, 2026	March 31, 2025
Total shareholders' equity	$6,800,671	$6,418,012
Less: Intangible assets (1)	(2,512,732)	(2,525,619)
Tangible common equity (non-GAAP)	$4,287,939	$3,892,393
Total assets	$50,628,037	$49,019,742
Less: Intangible assets (1)	(2,512,732)	(2,525,619)
Tangible assets (non-GAAP)	$48,115,305	$46,494,123
Tangible common equity to tangible assets (non-GAAP)	8.91%	8.37%
(1) Excludes loan servicing rights.

TABLE 26
Pre-provision net revenue

	Three Months Ended March 31,
(in thousands)	2026	2025
Net interest income	$359,278	$323,845
Non-interest income	90,985	87,766
Less: Non-interest expense	(257,865)	(246,811)
Pre-provision net revenue (reported) (non-GAAP)	$192,398	$164,800
Pre-provision net revenue (reported) (annualized) (non-GAAP)	$780,281	$668,357
TABLE 27
Efficiency ratio

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Non-interest expense	$257,865	$246,811
Less: Amortization of intangibles	(3,350)	(3,939)
Less: OREO expense	(236)	(315)
Adjusted non-interest expense	$254,279	$242,557
Net interest income	$359,278	$323,845
Taxable equivalent adjustment	3,145	2,983
Non-interest income	90,985	87,766
Less: Net securities (gains) losses	(2)	—
Adjusted net interest income (FTE) + non-interest income	$453,406	$414,594
Efficiency ratio (FTE) (non-GAAP)	56.08%	58.50%

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. The CEO and the CFO have evaluated the changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2026, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 12, "Commitments, Credit Risk and Contingencies" of the Notes to Consolidated Financial Statements, which is incorporated herein by reference in response to this Item.
ITEM 1A.    RISK FACTORS
For more information regarding risk factors that could affect our results of operations, financial condition and liquidity, see the risk factors disclosed in the “Risk Factors” section of our 2025 Annual Report on Form 10-K. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors described in our 2025 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding FNB's purchases of our common stock during the quarter ended March 31, 2026. In April 2026, we announced that our Board of Directors authorized a new share repurchase program, not included in the totals below.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
January 1 - January 31, 2026	—	$—	—	$84,950,770
February 1 - February 28, 2026	1,084,142	$17.73	1,084,142	$65,526,705
March 1 - March 31, 2026	925,000	$17.03	925,000	$49,604,891
Total	2,009,142	$17.41	2,009,142
(1) The amounts do not reflect the additional $250 million authorization that was approved subsequent to March 31, 2026.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.    OTHER INFORMATION
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of FNB adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

F.N.B. CORPORATION

Dated:	May 6, 2026	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 6, 2026	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 6, 2026	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)