Form 10-Q
period 2026-06-30
FNB CORP/PA/
filed 2026-08-05
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2026, the registrant had 353,000,972 shares of common stock outstanding.

F.N.B. CORPORATION
FORM 10-Q
June 30, 2026

Glossary of Acronyms and Terms

Acronym	Description	Acronym	Description
ACL	Allowance for credit losses	FOMC	Federal Open Market Committee
AFS	Available for sale	FRB	Board of Governors of the Federal Reserve System
ALCO	Asset/Liability Committee	FTE	Fully taxable equivalent
AOCI	Accumulated other comprehensive income	GAAP	U.S. generally accepted accounting principles
ASU	Accounting Standards Update	GSE	Government-sponsored enterprises
AULC	Allowance for unfunded loan commitments	HTM	Held to maturity
CECL	Current expected credit losses	LGD	Loss given default
CET1	Common equity tier 1	LIHTC	Low income housing tax credit
CMO	Collateralized mortgage obligations	MBS	Mortgage-backed securities
DOJ	U.S. Department of Justice	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
ERM Framework	Enterprise-wide risk management framework	MSRs	Mortgage servicing rights
EVE	Economic value of equity	OREO	Other real estate owned
FASB	Financial Accounting Standards Board	Report	Quarterly Report on Form 10-Q
FDIC	Federal Deposit Insurance Corporation	R&S	Reasonable and Supportable
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FNB	F.N.B. Corporation	SEC	Securities and Exchange Commission
FNBIA	F.N.B. Investment Advisors, Inc.	SOFR	Secured Overnight Financing Rate
FNBPA	First National Bank of Pennsylvania	TPS	Trust preferred securities
FNIS	First National Investment Services Company, LLC	U.S.	United States of America
FNTC	First National Trust Company	VIE	Variable interest entity

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$426	$387
Interest-bearing deposits with banks	1,949	2,111
Cash and Cash Equivalents	2,375	2,498
Debt securities available for sale (amortized cost of $3,848 and $3,783; allowance for credit losses of $0 and $0)	3,758	3,727
Debt securities held to maturity (fair value of $4,049 and $3,941; allowance for credit losses of $0 and $0)	4,251	4,117
Loans held for sale (includes $282 and $514 measured at fair value (1))	290	515
Loans and leases, net of unearned income of $84 and $87 (includes $96 and $85 measured at fair value (1))	35,769	34,777
Allowance for credit losses on loans and leases	(447)	(439)
Net Loans and Leases	35,322	34,338
Premises and equipment, net	564	568
Goodwill	2,480	2,480
Core deposit and other intangible assets, net	30	36
Bank owned life insurance	674	667
Other assets	1,255	1,283
Total Assets	$50,999	$50,229
Liabilities
Deposits:
Non-interest-bearing	$10,056	$9,914
Interest-bearing	28,623	28,845
Total Deposits	38,679	38,759
Short-term borrowings	2,681	2,017
Long-term borrowings	2,002	1,901
Other liabilities	798	793
Total Liabilities	44,160	43,470
Shareholders’ Equity
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 375,030,534 and 375,030,534 shares	4	4
Additional paid-in capital	4,691	4,695
Retained earnings	2,539	2,343
Accumulated other comprehensive loss	(103)	(63)
Treasury stock – 21,470,450 and 17,727,219 shares at cost	(292)	(220)
Total Shareholders’ Equity	6,839	6,759
Total Liabilities and Shareholders’ Equity	$50,999	$50,229
(1)Amount represents loans for which we have elected the fair value option. See Note 19.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest Income
Loans and leases, including fees	$493	$501	$979	$981
Investment Securities:
Taxable	64	57	125	112
Tax-exempt	7	7	14	14
Other	14	18	29	35
Total Interest Income	578	583	1,147	1,142
Interest Expense
Deposits	169	181	338	367
Short-term borrowings	19	20	37	34
Long-term borrowings	24	34	47	70
Total Interest Expense	212	235	422	471
Net Interest Income	366	348	725	671
Provision for credit losses	22	26	40	43
Net Interest Income After Provision for Credit Losses	344	322	685	628
Non-Interest Income
Service charges	24	23	47	45
Interchange and card transaction fees	13	14	26	26
Trust services	12	11	25	24
Insurance commissions and fees	6	5	12	11
Securities commissions and fees	9	9	18	18
Capital markets income	8	7	15	12
Mortgage banking operations	6	6	12	13
Dividends on non-marketable equity securities	7	6	13	12
Bank owned life insurance	5	4	9	9
Other	7	6	11	9
Total Non-Interest Income	97	91	188	179
Non-Interest Expense
Salaries and employee benefits	135	130	271	265
Net occupancy	20	19	43	39
Equipment	29	28	57	54
Outside services	29	26	55	52
Marketing	4	5	8	10
FDIC insurance	9	9	16	17
Bank shares tax	4	4	9	8
Other	23	26	52	48
Total Non-Interest Expense	253	247	511	493
Income Before Income Taxes	188	166	362	314
Income taxes	39	36	76	67
Net Income	149	130	286	247
Earnings per Common Share
Basic	$0.42	$0.36	$0.80	$0.68
Diluted	0.42	0.36	0.80	0.68
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$149	$130	$286	$247
Other comprehensive income (loss):
Debt securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(3), $6, $(8) and $15	(9)	19	(27)	52
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(2), $1, $(4) and $3	(7)	4	(12)	12
Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $0, $1, $0 and $3	(1)	6	(1)	12
Pension and postretirement benefit obligations:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0, $0, $0 and $0	—	—	—	1
Other Comprehensive Income (Loss)	(17)	29	(40)	77
Comprehensive Income (Loss)	$132	$159	$246	$324
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended June 30, 2025
Balance at beginning of period	$4	$4,696	$2,025	$(121)	$(186)	$6,418
Comprehensive income (loss)			130	29		159
Dividends declared on common stock - $0.12/share			(43)			(43)
Issuance of common stock	—	(8)	—		5	(3)
Repurchase of common stock					(10)	(10)
Restricted stock compensation		3				3
Balance at end of period	$4	$4,691	$2,112	$(92)	$(191)	$6,524
Three Months Ended June 30, 2026
Balance at beginning of period	$4	$4,698	$2,437	$(86)	$(252)	$6,801
Comprehensive income (loss)			149	(17)		132
Dividends declared on common stock - $0.13/share			(47)			(47)
Issuance of common stock	—	(10)	—		7	(3)
Repurchase of common stock					(47)	(47)
Restricted stock compensation		3				3
Balance at end of period	$4	$4,691	$2,539	$(103)	$(292)	$6,839

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Six Months Ended June 30, 2025
Balance at beginning of period	$4	$4,695	$1,952	$(169)	$(180)	$6,302
Comprehensive income (loss)			247	77		324
Dividends declared on common stock - $0.24/share			(87)			(87)
Issuance of common stock	—	(17)	—		9	(8)
Repurchase of common stock					(20)	(20)
Restricted stock compensation		13				13
Balance at end of period	$4	$4,691	$2,112	$(92)	$(191)	$6,524
Six Months Ended June 30, 2026
Balance at beginning of period	$4	$4,695	$2,343	$(63)	$(220)	$6,759
Comprehensive income (loss)			286	(40)		246
Dividends declared on common stock - $0.25/share			(90)			(90)
Issuance of common stock	—	(18)	—		10	(8)
Repurchase of common stock					(82)	(82)
Restricted stock compensation		14				14
Balance at end of period	$4	$4,691	$2,539	$(103)	$(292)	$6,839
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
Unaudited

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net income	$286	$247
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	48	37
Provision for credit losses	40	43
Deferred tax expense (benefit)	6	8
Loans originated for sale	(910)	(770)
Loans sold	947	720
Net (gains) losses on sale of loans	(17)	(11)
Net change in:
Interest receivable	20	3
Interest payable	(3)	(5)
Bank owned life insurance, excluding purchases	(6)	(5)
Other, net	(2)	(80)
Net cash flows provided by (used in) operating activities	409	187
Investing Activities
Net change in loans and leases, excluding sales and transfers	(1,014)	(788)
Debt securities available for sale:
Purchases	(451)	(412)
Maturities/payments	388	369
Debt securities held to maturity:
Purchases	(363)	(297)
Maturities/payments	232	166
Increase in premises and equipment	(35)	(59)
Net proceeds from sales of portfolio loans	194	5
Net cash flows provided by (used in) investing activities	(1,049)	(1,016)
Financing Activities
Net change in:
Deposits	(81)	640
Short-term borrowings	664	620
Proceeds from issuance of long-term borrowings	109	317
Repayment of long-term borrowings	(9)	(638)
Repurchases of common stock	(82)	(20)
Cash dividends paid on common stock	(90)	(87)
Other, net	6	5
Net cash flows provided by (used in) financing activities	517	837
Net Increase (Decrease) in Cash and Cash Equivalents	(123)	8
Cash and cash equivalents at beginning of period	2,498	2,419
Cash and Cash Equivalents at End of Period	$2,375	$2,427
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2026
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of June 30, 2026, we had 355 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
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
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to the current period presentation. Such reclassifications had no impact on our net income and shareholders' equity. Events occurring subsequent to June 30, 2026 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
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

Use of Estimates
Our accounting and reporting policies conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements (unaudited). Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the ACL, fair value of financial instruments, goodwill and other intangible assets, and income taxes and deferred tax assets, which are listed in the critical accounting estimates. For a detailed description of our significant accounting policies and critical accounting estimates, see Note 1, "Summary of Significant Accounting Policies" and the "Application of Critical Accounting Policies" section in the MD&A, both in our 2025 Annual Report on Form 10-K.
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
We adopted this Update on April 1, 2026, on a prospective basis. Adoption of this Update did not have a material impact on our Consolidated Financial Statements.

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

NOTE 3.    INVESTMENT SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL associated with the AFS portfolio at June 30, 2026 and December 31, 2025. Accrued interest receivable on AFS debt securities totaled $16.6 million at June 30, 2026 and $16.2 million at December 31, 2025, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of AFS debt securities.
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
June 30, 2026
U.S. Treasury	$379	$—	$(2)	$377
U.S. government agencies	29	—	—	29
U.S. GSE	266	—	(2)	264
Residential MBS:
Agency MBS	767	3	(12)	758
Agency CMO	599	—	(63)	536
Agency commercial MBS	1,716	5	(18)	1,703
States of the U.S. and political subdivisions (municipals)	11	—	(1)	10
Other debt securities	81	1	(1)	81
Total debt securities AFS	$3,848	$9	$(99)	$3,758

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2025
U.S. Treasury	$354	$2	$—	$356
U.S. government agencies	35	—	—	35
U.S. GSE	266	—	—	266
Residential MBS:
Agency MBS	801	7	(8)	800
Agency CMO	662	—	(61)	601
Agency commercial MBS	1,595	19	(15)	1,599
States of the U.S. and political subdivisions (municipals)	20	—	(1)	19
Other debt securities	50	1	—	51
Total debt securities AFS	$3,783	$29	$(85)	$3,727

The amortized cost and fair value of HTM debt securities are presented in the following table. The ACL for the HTM portfolio was $0.48 million and $0.29 million at June 30, 2026 and December 31, 2025, respectively. Accrued interest receivable on HTM debt securities totaled $16.4 million and $15.7 million at June 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of HTM debt securities.
TABLE 3.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
June 30, 2026
U.S. Treasury	$1	$—	$—	$1
Residential MBS:
Agency MBS	847	1	(59)	789
Agency CMO	565	—	(65)	500
Agency commercial MBS	1,841	6	(23)	1,824
States of the U.S. and political subdivisions (municipals)	946	1	(62)	885
Other debt securities	51	—	(1)	50
Total debt securities HTM	$4,251	$8	$(210)	$4,049

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2025
Residential MBS:
Agency MBS	$784	$2	$(55)	$731
Agency CMO	612	—	(62)	550
Agency commercial MBS	1,715	18	(19)	1,714
States of the U.S. and political subdivisions (municipals)	982	1	(60)	923
Other debt securities	24	—	(1)	23
Total debt securities HTM	$4,117	$21	$(197)	$3,941

Net unrealized losses on the AFS and HTM portfolios are primarily due to the increase in market interest rates since the time of purchase, with 86.4% of these securities backed or sponsored by the U.S. government as of June 30, 2026. There were no significant gross gains or gross losses realized on investment securities during the six months ended June 30, 2026 or 2025.

As of June 30, 2026, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$179	$180	$6	$6
Due after one year but within five years	477	473	101	98
Due after five years but within ten years	95	94	332	316
Due after ten years	15	14	559	516
	766	761	998	936
Residential MBS:
Agency MBS	767	758	847	789
Agency CMO	599	536	565	500
Agency commercial MBS	1,716	1,703	1,841	1,824
Total debt securities	$3,848	$3,758	$4,251	$4,049
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential MBS based on the payment patterns of the underlying collateral.
Following is information relating to investment securities pledged:
TABLE 3.4

(dollars in millions)	June 30, 2026	December 31, 2025
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$6,314	$6,445
As collateral for short-term borrowings	96	140
Securities pledged as a percent of total securities	80.0%	84.0%

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of time in a continuous loss position:
TABLE 3.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
June 30, 2026
U.S. Treasury	10	$252	$(2)	—	$—	$—	10	$252	$(2)
U.S. government agencies	9	11	—	10	13	—	19	24	—
U.S. GSE	8	213	(2)	2	26	—	10	239	(2)
Residential MBS:
Agency MBS	8	220	(4)	86	182	(8)	94	402	(12)
Agency CMO	—	—	—	64	536	(63)	64	536	(63)
Agency commercial MBS	19	489	(5)	21	377	(13)	40	866	(18)
States of the U.S. and political subdivisions (municipals)	—	—	—	6	10	(1)	6	10	(1)
Other debt securities	7	41	(1)	3	9	—	10	50	(1)
Total	61	$1,226	$(14)	192	$1,153	$(85)	253	$2,379	$(99)

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2025
U.S. government agencies	5	$8	$—	12	$20	$—	17	$28	$—
U.S. GSE	2	65	—	3	51	—	5	116	—
Residential MBS:
Agency MBS	1	46	—	90	251	(8)	91	297	(8)
Agency CMO	—	—	—	64	601	(61)	64	601	(61)
Agency commercial MBS	4	132	(1)	22	371	(14)	26	503	(15)
States of the U.S. and political subdivisions (municipals)	—	—	—	9	19	(1)	9	19	(1)
Other debt securities	—	—	—	3	9	—	3	9	—
Total	12	$251	$(1)	203	$1,322	$(84)	215	$1,573	$(85)
We evaluated the AFS debt securities that were in an unrealized loss position at June 30, 2026. Based on the credit ratings and/or implied government guarantee for these securities, we concluded the loss position is caused by movements of interest rates and does not reflect any expected credit losses. We do not intend to sell these AFS debt securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

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
Our municipal bond portfolio, with a carrying amount of $1.0 billion as of June 30, 2026 is highly rated with an average rating of AA and 95% of the portfolio is rated A or better. All of the investment securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds generally support our primary footprint as 61% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $2.6 million.
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
Our corporate bond portfolio, with a carrying amount of $132.1 million as of June 30, 2026 consists of debentures of banks and bank holding companies. The average holding size of the securities in the corporate bond portfolio is $4.6 million.
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
For the year-to-date periods ending June 30, 2026 and 2025, we had no significant provision expense and no charge-offs or recoveries for the investment securities portfolio. The ACL on the HTM portfolio was $0.48 million, consisting of $0.06 million relating to the municipal bond portfolio and $0.42 million relating to other debt securities, as of June 30, 2026, and $0.06 million relating to the municipal bond portfolio and $0.23 million relating to other debt securities as of December 31, 2025. The AFS securities portfolios did not have an ACL at June 30, 2026 or December 31, 2025 and there were no investment securities that were past due or on non-accrual at either date.

NOTE 4.    LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $103.0 million at June 30, 2026 and $124.1 million at December 31, 2025, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and is not included in the following tables.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 4.1

(in millions)	June 30, 2026	December 31, 2025
Commercial real estate	$12,035	$12,274
Commercial and industrial	8,194	7,718
Commercial leases	802	791
Other	140	141
Total commercial loans and leases	21,171	20,924
Direct installment	2,654	2,678
Residential mortgages	9,471	8,882
Indirect installment	852	767
Consumer lines of credit	1,621	1,526
Total consumer loans	14,598	13,853
Total loans and leases, net of unearned income	$35,769	$34,777
The remaining accretable discount included in the amortized cost of acquired loans was $17.9 million and $21.2 million at June 30, 2026 and December 31, 2025, respectively.
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 4.2

	June 30, 2026	December 31, 2025
Commercial real estate:
Percent owner-occupied	32.1%	30.9%
Percent non-owner-occupied	67.9	69.1
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
June 30, 2026
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$744	$1,398	$1,296	$1,425	$1,369	$4,776	$209	$11,217
Special Mention	—	6	30	26	145	215	6	428
Substandard	—	2	14	63	69	235	7	390
Total commercial real estate	744	1,406	1,340	1,514	1,583	5,226	222	12,035
Commercial real estate gross charge-offs	—	—	0.5	—	1.0	12.0	—	13.5
Commercial and Industrial:
Risk Rating:
Pass	1,346	1,611	842	633	498	991	1,807	7,728
Special Mention	4	13	12	6	3	47	184	269
Substandard	2	6	17	39	9	47	77	197
Total commercial and industrial	1,352	1,630	871	678	510	1,085	2,068	8,194
Commercial and industrial gross charge-offs	—	0.4	0.4	9.9	0.4	8.8	—	19.9
Commercial Leases:
Risk Rating:
Pass	200	165	199	111	63	48	—	786
Special Mention	1	—	3	1	—	1	—	6
Substandard	—	—	2	6	1	1	—	10
Total commercial leases	201	165	204	118	64	50	—	802
Commercial leases gross charge-offs	—	—	—	—	—	2.0	—	2.0
Other Commercial:
Risk Rating:
Pass	9	—	—	66	—	3	62	140
Total other commercial	9	—	—	66	—	3	62	140
Other commercial gross charge-offs	—	—	—	—	—	2.3	—	2.3
Total commercial loans and leases	2,306	3,201	2,415	2,376	2,157	6,364	2,352	21,171

(in millions)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
June 30, 2026
CONSUMER
Direct Installment:
Current	220	404	236	189	498	1,095	—	2,642
Past due	1	1	1	1	2	6	—	12
Total direct installment	221	405	237	190	500	1,101	—	2,654
Direct installment gross charge-offs	—	0.1	0.1	0.1	—	0.1	—	0.4
Residential Mortgages:
Current	1,091	1,752	1,278	1,125	1,404	2,759	—	9,409
Past due	1	10	10	6	8	27	—	62
Total residential mortgages	1,092	1,762	1,288	1,131	1,412	2,786	—	9,471
Residential mortgages gross charge-offs	—	0.2	0.3	0.4	0.1	0.6	—	1.6
Indirect Installment:
Current	241	265	217	13	31	73	—	840
Past due	—	1	2	2	4	3	—	12
Total indirect installment	241	266	219	15	35	76	—	852
Indirect installment gross charge-offs	—	0.7	0.7	0.1	0.6	0.8	—	2.9
Consumer Lines of Credit:
Current	1	4	5	17	36	156	1,392	1,611
Past due	—	—	—	—	1	7	2	10
Total consumer lines of credit	1	4	5	17	37	163	1,394	1,621
Consumer lines of credit gross charge-offs	—	—	—	—	0.1	0.3	—	0.4
Total consumer loans	1,555	2,437	1,749	1,353	1,984	4,126	1,394	14,598
Total loans and leases	$3,861	$5,638	$4,164	$3,729	$4,141	$10,490	$3,746	$35,769
Total charge-offs	$—	$1.4	$2.0	$10.5	$2.2	$26.9	$—	$43.0

(in millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
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
We use delinquency transition matrices within the consumer and other loan classes to establish the basis for the R&S forecast portion of the credit risk. Each month, management analyzes payment and volume activity, Fair Isaac Corporation (FICO) scores and Debt-to-Income (DTI) scores and other external factors, such as unemployment, to determine how consumer loans are performing.

Non-Performing and Past Due
The following table provides an analysis of the aging of loans by class.
TABLE 4.5

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
June 30, 2026
Commercial real estate	$17	$—	$55	$72	$11,963	$12,035	$45
Commercial and industrial	8	1	39	48	8,146	8,194	11
Commercial leases	—	—	2	2	800	802	—
Other	—	35	—	35	105	140	—
Total commercial loans and leases	25	36	96	157	21,014	21,171	56
Direct installment	8	1	3	12	2,642	2,654	—
Residential mortgages	43	12	7	62	9,409	9,471	1
Indirect installment	10	1	1	12	840	852	—
Consumer lines of credit	6	1	3	10	1,611	1,621	—
Total consumer loans	67	15	14	96	14,502	14,598	1
Total loans and leases	$92	$51	$110	$253	$35,516	$35,769	$57

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2025
Commercial real estate	$10	$—	$45	$55	$12,219	$12,274	$18
Commercial and industrial	10	—	35	45	7,673	7,718	15
Commercial leases	—	—	3	3	788	791	—
Other	34	1	2	37	104	141	—
Total commercial loans and leases	54	1	85	140	20,784	20,924	33
Direct installment	8	1	4	13	2,665	2,678	—
Residential mortgages	47	9	12	68	8,814	8,882	1
Indirect installment	14	—	1	15	752	767	—
Consumer lines of credit	7	2	3	12	1,514	1,526	—
Total consumer loans	76	12	20	108	13,745	13,853	1
Total loans and leases	$130	$13	$105	$248	$34,529	$34,777	$34

Following is a summary of non-performing assets:
TABLE 4.6

(dollars in millions)	June 30, 2026	December 31, 2025
Non-accrual loans	$110	$105
Total non-performing loans and leases	110	105
Other real estate owned	2	3
Total non-performing assets	$112	$108
Asset quality ratios:
Non-performing loans and leases / total loans and leases	0.31%	0.30%
Non-performing assets plus 90 days or more past due / total loans and leases plus OREO	0.46	0.35
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.6 million at June 30, 2026 and $1.1 million at December 31, 2025. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at June 30, 2026 and December 31, 2025 totaled $25.4 million and $16.9 million, respectively.
Approximately $152.4 million of commercial loans are collateral dependent at June 30, 2026. Repayment is expected to be substantially made through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

Loan Modifications
During the period, there are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. These modifications typically result from loss mitigation activities and could include a term extension, interest rate reduction, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Accrued interest receivable on loan modifications totaled $0.38 million and $0.04 million at June 30, 2026 and June 30, 2025, respectively, and is excluded from the amortized cost of loan modifications in the tables that follow.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified during the period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable, type of concession granted and the financial effect of the modifications made to borrowers experiencing financial difficulty:
TABLE 4.7

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect

Three Months Ended June 30, 2026
Term Extension
Commercial real estate	$0.1	—%	Modifications were made with no material financial effect.
Commercial and industrial	0.2	—	Modifications were made with no material financial effect.
Direct installment	0.6	0.02	The modified loans had an average increase in term of 17 months extending the maturity date.
Residential mortgages	1.2	0.01	The modified loans had an average increase in term of 50 months extending the maturity date.
Consumer lines of credit	0.1	0.01	Modifications were made with no material financial effect.
Total	2.2
Term Extension and Rate Reduction
Commercial real estate	11.8	0.10	The modified loan had an increase in term of 15 months, extending the maturity date, with a weighted average yield reduction of 300 basis points, and other collateral terms.
Direct installment	0.1	—	The loan modification was made with no material financial effect.
Residential mortgages	0.9	0.01	The modified loans had an increase in term of 53 months, extending the maturity date, with a weighted average yield reduction of 293 basis points.
Total	12.8
Other
Commercial real estate	3.0	0.02	The majority resulted in a 3-month deferral on principal payments.
Commercial and industrial	1.6	0.02	The majority resulted in a 3-month deferral on principal payments.
Total	4.6
Total Outstanding Modified	$19.6

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Six Months Ended June 30, 2026
Term Extension
Commercial real estate	$17.0	0.14%	The modified loans had an average increase in term of 13 months, extending the maturity date.
Commercial and industrial	0.3	—	Modifications were made with no material financial effect.
Direct installment	0.7	0.03	The modified loans had an average increase in term of 17 months, extending the maturity date.
Residential mortgages	3.1	0.03	The modified loans had an average increase in term of 42 months, extending the maturity date.
Consumer lines of credit	0.1	0.01	Modifications were made with no material financial effect.
Total	21.2
Term Extension and Rate Reduction
Commercial real estate	11.8	0.10	The modified loan had an increase in term of 15 months, extending the maturity date, with a weighted average yield reduction of 300 basis points, and other collateral terms.
Direct installment	0.1	—	A modification was made with no material financial effect.
Residential mortgages	1.0	0.01	The modified loans had an increase in term of 78 months, extending the maturity date, with a weighted average yield reduction of 256 basis points.
Total	12.9
Other
Commercial real estate	3.0	0.02	The majority resulted in a 3-month deferral on principal payments.
Commercial and industrial	4.1	0.05	The majority resulted in a 3-month deferral on principal payments.
Consumer lines of credit	0.3	0.02	Modifications were made with no material financial effect.
Total	7.4
Total Outstanding Modified	$41.5

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Three Months Ended June 30, 2025
Term Extension
Commercial and industrial	$0.8	0.01%	The modified loans had an average increase in term of 29 months, extending the maturity date.
Direct installment	1.0	0.04	The modified loans had an average increase in term of 26 months, extending the maturity date.
Residential mortgages	0.8	0.01	The modified loans had an average increase in term of 26 months, extending the maturity date.
Consumer lines of credit	0.3	0.02	Modifications were made with no material financial effect.
Total	2.9
Other
Commercial real estate	1.3	0.01	The majority resulted in a 3-month deferral on principal payments.
Commercial and industrial	0.9	0.01	The majority resulted in a 3-month deferral on principal payments.
Total	2.2
Total Outstanding Modified	$5.1

Six Months Ended June 30, 2025
Term Extension
Commercial real estate	$1.5	0.01%	The modified loans had an average increase in term of 2 months, extending the maturity date.
Commercial and industrial	0.8	0.01	The modified loans had an average increase in term of 29 months, extending the maturity date.
Direct installment	1.5	0.06	The modified loans had an average increase in term of 21 months, extending the maturity date.
Residential mortgages	2.9	0.03	The modified loans had an average increase in term of 27 months, extending the maturity date.
Consumer lines of credit	0.4	0.03	The modified loans had an average increase in term of 181 months, extending the maturity date.
Total	7.1
Term Extension and Rate Reduction
Residential mortgages	1.3	0.02	The term was extended, with a weighted average yield reduction of 100 basis points to 450 basis points with extensions up to 27 years.
Total	1.3
Other
Commercial real estate	1.3	0.01	The majority resulted in a 3-month deferral on principal payments.
Commercial and industrial	1.0	0.01	The majority resulted in a 3-month deferral on principal payments.
Total	2.3
Total Outstanding Modified	$10.7
Some loan modifications may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL. There were no additional funds committed to borrowers whose loans were modified during the first six months of 2026.
Commercial loans over $1.0 million whose terms have been modified may be placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial loans modified. There was $2.7 million in specific reserves for commercial loans modified at June 30, 2026 and no specific reserves for commercial loans at December 31, 2025 and pooled reserves for individual loans of $0.5 million and $0.6 million at those same respective dates, based on loan segment LGD. Upon default, the amount of the recorded investment of the modified loan balance in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.

All other classes of loans whose terms have been modified are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $1.4 million and $1.3 million as of June 30, 2026 and December 31, 2025, respectively. Upon default of an individual loan, our charge-off policy is followed for that class of loan.
Following is a summary of loans modified in a manner that grants a concession to a borrower experiencing financial difficulties, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due or in non-accrual and is within 12 months of restructuring.
TABLE 4.8

Amortized cost basis of modified financing receivables that subsequently defaulted:
(in millions)	Term Extension	Term Extension and Rate Reduction	Other	Total Outstanding Modified
Three Months Ended June 30, 2026
Commercial real estate	$—	$11.8	$0.5	$12.3
Commercial and industrial	0.2	—	—	0.2
Total commercial loans and leases	0.2	11.8	0.5	12.5
Direct installment	0.1	—	—	0.1
Residential mortgages	1.7	0.4	—	2.1
Total consumer loans	1.8	0.4	—	2.2
Total	$2.0	$12.2	$0.5	$14.7

Six Months Ended June 30, 2026
Commercial real estate	$0.2	$11.8	$1.5	$13.5
Commercial and industrial	1.0	—	0.3	1.3
Total commercial loans and leases	1.2	11.8	1.8	14.8
Direct installment	0.3	—	—	0.3
Residential mortgages	3.4	1.8	—	5.2
Total consumer loans	3.7	1.8	—	5.5
Total	$4.9	$13.6	$1.8	$20.3

(in millions)	Term Extension	Term Extension and Rate Reduction	Other	Total Outstanding Modified
Three Months Ended June 30, 2025
Consumer lines of credit	$0.1	$—	$—	$0.1
Total consumer loans	0.1	—	—	0.1
Total	$0.1	$—	$—	$0.1

Six Months Ended June 30, 2025
Commercial real estate	$0.6	$—	$1.7	$2.3
Commercial and industrial	0.2	3.0	3.3	6.5
Total commercial loans and leases	0.8	3.0	5.0	8.8
Direct installment	0.2	—	—	0.2
Residential mortgages	2.0	0.8	—	2.8
Consumer lines of credit	0.1	—	—	0.1
Total consumer loans	2.3	0.8	—	3.1
Total	$3.1	$3.8	$5.0	$11.9

We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:
TABLE 4.9

Payment status - amortization cost basis:
(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
June 30, 2026
Commercial real estate	$32.9	$0.2	$0.4
Commercial and industrial	7.9	—	0.2
Total commercial loans and leases	40.8	0.2	0.6
Direct installment	1.8	0.5	—
Residential mortgages	5.3	2.5	1.9
Consumer lines of credit	0.5	—	—
Total consumer loans	7.6	3.0	1.9
Total	$48.4	$3.2	$2.5

(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
June 30, 2025
Commercial real estate	$20.6	$—	$—
Commercial and industrial	7.2	—	—
Total commercial loans and leases	27.8	—	—
Direct installment	1.7	0.4	—
Residential mortgages	6.1	0.7	0.2
Consumer lines of credit	0.9	0.1	0.1
Total consumer loans	8.7	1.2	0.3
Total	$36.5	$1.2	$0.3

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

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 5.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2026
Commercial real estate	$165.7	$(5.2)	$0.5	$(4.7)	$5.9	$166.9
Commercial and industrial	109.7	(10.7)	0.9	(9.8)	17.2	117.1
Commercial leases	26.3	—	—	—	(3.6)	22.7
Other	4.5	(1.2)	0.9	(0.3)	0.5	4.7
Total commercial loans and leases	306.2	(17.1)	2.3	(14.8)	20.0	311.4
Direct installment	25.8	(0.2)	0.1	(0.1)	(0.5)	25.2
Residential mortgages	95.0	(1.2)	—	(1.2)	0.2	94.0
Indirect installment	9.0	(1.4)	0.5	(0.9)	1.5	9.6
Consumer lines of credit	7.0	(0.2)	0.2	—	0.1	7.1
Total consumer loans	136.8	(3.0)	0.8	(2.2)	1.3	135.9
Total allowance for credit losses on loans and leases	443.0	(20.1)	3.1	(17.0)	21.3	447.3
Allowance for unfunded loan commitments	19.2	—	—	—	(0.1)	19.1
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$462.2	$(20.1)	$3.1	$(17.0)	$21.2	$466.4

Six Months Ended June 30, 2026
Commercial real estate	$175.9	$(13.5)	$0.7	$(12.8)	$3.8	$166.9
Commercial and industrial	98.9	(19.9)	6.8	(13.1)	31.3	117.1
Commercial leases	26.2	(2.0)	—	(2.0)	(1.5)	22.7
Other	4.4	(2.3)	1.2	(1.1)	1.4	4.7
Total commercial loans and leases	305.4	(37.7)	8.7	(29.0)	35.0	311.4
Direct installment	25.7	(0.4)	0.2	(0.2)	(0.3)	25.2
Residential mortgages	92.4	(1.6)	—	(1.6)	3.2	94.0
Indirect installment	9.0	(2.9)	0.9	(2.0)	2.6	9.6
Consumer lines of credit	7.0	(0.4)	0.3	(0.1)	0.2	7.1
Total consumer loans	134.1	(5.3)	1.4	(3.9)	5.7	135.9
Total allowance for credit losses on loans and leases	439.5	(43.0)	10.1	(32.9)	40.7	447.3
Allowance for unfunded loan commitments	20.1	—	—	—	(1.0)	19.1
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$459.6	$(43.0)	$10.1	$(32.9)	$39.7	$466.4

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2025
Commercial real estate	$173.4	$(3.0)	$0.2	$(2.8)	$8.9	$179.5
Commercial and industrial	88.6	(18.1)	2.5	(15.6)	15.3	88.3
Commercial leases	22.8	(0.1)	—	(0.1)	(1.1)	21.6
Other	4.4	(1.1)	0.2	(0.9)	1.1	4.6
Total commercial loans and leases	289.2	(22.3)	2.9	(19.4)	24.2	294.0
Direct installment	28.1	(0.2)	0.2	—	(1.5)	26.6
Residential mortgages	94.1	(1.4)	0.1	(1.3)	2.6	95.4
Indirect installment	9.2	(1.7)	0.8	(0.9)	1.0	9.3
Consumer lines of credit	8.3	(0.3)	0.1	(0.2)	(1.3)	6.8
Total consumer loans	139.7	(3.6)	1.2	(2.4)	0.8	138.1
Total allowance for credit losses on loans and leases	428.9	(25.9)	4.1	(21.8)	25.0	432.1
Allowance for unfunded loan commitments	20.3	—	—	—	0.7	21.0
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$449.2	$(25.9)	$4.1	$(21.8)	$25.7	$453.1
Six Months Ended June 30, 2025
Commercial real estate	$166.9	$(10.6)	$0.6	$(10.0)	$22.6	$179.5
Commercial and industrial	85.6	(22.4)	5.0	(17.4)	20.1	88.3
Commercial leases	22.9	(0.2)	—	(0.2)	(1.1)	21.6
Other	4.3	(2.2)	0.5	(1.7)	2.0	4.6
Total commercial loans and leases	279.7	(35.4)	6.1	(29.3)	43.6	294.0
Direct installment	29.1	(0.6)	0.3	(0.3)	(2.2)	26.6
Residential mortgages	95.9	(1.8)	0.2	(1.6)	1.1	95.4
Indirect installment	9.5	(3.9)	1.2	(2.7)	2.5	9.3
Consumer lines of credit	8.6	(0.6)	0.2	(0.4)	(1.4)	6.8
Total consumer loans	143.1	(6.9)	1.9	(5.0)	—	138.1
Total allowance for credit losses on loans and leases	422.8	(42.3)	8.0	(34.3)	43.6	432.1
Allowance for unfunded loan commitments	21.4	—	—	—	(0.4)	21.0
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$444.2	$(42.3)	$8.0	$(34.3)	$43.2	$453.1
Following is a summary of changes in the AULC by portfolio segment:
TABLE 5.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in millions)
Balance at beginning of period	$19.2	$20.3	$20.1	$21.4
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	—	0.8	(0.9)	(0.3)
Consumer portfolio	(0.1)	(0.1)	(0.1)	(0.1)
Balance at end of period	$19.1	$21.0	$19.1	$21.0

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
At June 30, 2026 and December 31, 2025, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at June 30, 2026, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 4.1% over our R&S forecast period, (ii) a Commercial Real Estate (CRE) Price Index, which increases 0.9% over our R&S forecast period, (iii) S&P Volatility, which increases 19.1% in 2026 and decreases 7.4% in 2027 and (iv) personal and business bankruptcies, which increase and decrease, respectively, over the R&S forecast period but average below the historical through-the-cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2025 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 4.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which decreases 0.5% over our R&S forecast period, (iii) S&P Volatility, which decreases 2.2% in 2026 and 7.9% in 2027 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through-the-cycle period.
The ACL on loans and leases of $447.3 million at June 30, 2026 increased $7.8 million, or 1.8%, from December 31, 2025. Our ending ACL coverage ratio at June 30, 2026 was 1.25%, and 1.26% at December 31, 2025. Total provision for credit losses for the three months ended June 30, 2026 was $21.4 million, compared to $25.7 million in the same period of 2025. Net charge-offs were $17.0 million, or 0.19% annualized of average total loans, during the three months ended June 30, 2026, compared to $21.8 million, or 0.25% annualized, for the same period of 2025. Total provision for credit losses for the six months ended June 30, 2026 was $39.8 million, compared to $43.1 million in the same period of 2025. Net charge-offs were $32.9 million, or 0.19% annualized of average total loans, during the six months ended June 30, 2026, compared to $34.3 million, or 0.20% annualized, for the same period of 2025.
NOTE 6.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 6.1

(in millions)	June 30, 2026	December 31, 2025
Mortgage loans sold with servicing retained	$7,423	$7,062
The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 6.2

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Mortgage loans sold with servicing retained	$509	$323	$1,066	$635
Pre-tax net gains (losses) resulting from above loan sales (1)	7	5	14	9
Mortgage servicing fees (1)	4	4	9	8
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.

Following is a summary of activity relating to MSRs:
TABLE 6.3

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Balance at beginning of period	$73.9	$72.6	$73.5	$70.5
Additions	6.5	2.5	11.0	6.0
Payoffs and curtailments	(1.9)	(1.3)	(3.7)	(2.1)
Impairment (charge) / recovery	—	0.1	0.1	—
Amortization / other	(3.2)	(1.7)	(5.6)	(2.2)
Balance at end of period	$75.3	$72.2	$75.3	$72.2
Fair value, beginning of period	$91.8	$84.8	$88.2	$86.3
Fair value, end of period	94.9	85.5	94.9	85.5
There was no valuation allowance for MSRs at June 30, 2026 and the valuation allowance for MSRs as of December 31, 2025 was $0.1 million.
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
Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 6.4

(dollars in millions)	June 30, 2026	December 31, 2025
Weighted average life (months)	89	89
Constant prepayment rate (annualized)	9.0%	8.6%
Discount rate	9.6%	10.1%
Effect on fair value due to change in interest rates:
+2.00%	$20	$13
+1.00%	16	10
+0.50%	10	7
+0.25%	6	4
-0.25%	(6)	(4)
-0.50%	(12)	(8)
-1.00%	(22)	(14)
-2.00%	(33)	(24)
-3.00%	(49)	(42)
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

NOTE 7.    LEASES
We have operating leases primarily for certain branches, office space, land and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of June 30, 2026, we had operating lease right-of-use assets and operating lease liabilities of $208.2 million and $249.5 million, respectively, including $69.1 million in operating right-of-use assets and $99.0 million in operating lease liabilities with a related party. As of June 30, 2026, we had finance lease right-of-use assets and finance lease liabilities of $34.8 million and $38.3 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2026, we have certain operating lease agreements, primarily for administrative office space, that are expected to commence in 2026 with lease terms of up to 20 years. At commencement, it is expected that these leases will add approximately $8.4 million in right-of-use assets and $8.4 million in other liabilities.
The Pittsburgh headquarters building is a related party operating lease accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and the related party represents a VIE for which we are not the primary beneficiary.
The components of lease expense were as follows:
TABLE 7.1

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Operating lease cost	$10	$10	$21	$20
Variable lease cost	1	2	3	3
Finance lease cost	1	1	2	2
Total lease cost	$12	$13	$26	$25
Other information related to leases is as follows:
TABLE 7.2

	Six Months Ended June 30,
(dollars in millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19	$19
Operating cash flows from finance leases	$1	$1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$20	$18
Finance leases	$4	$—
Weighted average remaining lease term (years):
Operating leases	10	11
Finance leases	17	17
Weighted average discount rate:
Operating leases	4.1%	4.0%
Finance leases	3.7%	3.6%

Future cash flows of lease liabilities are as follows:
TABLE 7.3

(in millions)	Operating Leases	Finance Leases	Total Leases
June 30, 2026
0 - 12 months	$39	$3	$42
13 - 24 months	35	3	38
25 - 36 months	32	3	35
37 - 48 months	29	3	32
49 - 60 months	27	3	30
Later years	146	37	183
Total lease payments	308	52	360
Less: imputed interest	(58)	(14)	(72)
Present value of lease liabilities	$250	$38	$288
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
TABLE 8.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2026
Trust preferred securities (1)	$3	$74	$—
Tax credit partnerships	176	68	176
Other investments	40	—	40
Total	$219	$142	$216
December 31, 2025
Trust preferred securities (1)	$3	$74	$—
Tax credit partnerships	174	66	174
Other investments	38	—	38
Total	$215	$140	$212
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
The following table presents the balances of our LIHTC, HTC and NMTC investments and related unfunded commitments:
TABLE 8.2

(in millions)	June 30, 2026	December 31, 2025
Tax credit investments included in other assets	$108	$108
Unfunded tax credit investments	68	66

The following table summarizes the impact of these tax credit investments on the provision for income taxes in our Consolidated Statements of Income:
TABLE 8.3

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Provision for income taxes:
Amortization of tax credit investments under proportional method	$6	$6	$13	$12
Tax credits from tax credit investments	(7)	(7)	(14)	(13)
Other tax benefits related to tax credit investments	(1)	(1)	(2)	(2)
Total impact on provision for income taxes	$(2)	$(2)	$(3)	$(3)
Other Investments
Other investments we also consider to be unconsolidated VIEs include investments in Small Business Investment Companies and other equity method investments.
NOTE 9.    DEPOSITS
Following is a summary of deposits:
TABLE 9.1

(in millions)	June 30, 2026	December 31, 2025
Non-interest-bearing demand	$10,056	$9,914
Interest-bearing demand	6,596	6,740
Money market	11,695	11,707
Savings	3,056	3,090
Certificates and other time deposits	7,276	7,308
Total deposits	$38,679	$38,759
NOTE 10.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 10.1

(in millions)	June 30, 2026	December 31, 2025
Securities sold under repurchase agreements	$95	$131
Federal Home Loan Bank advances	1,900	1,055
Federal funds purchased	555	705
Subordinated notes	131	126
Total short-term borrowings	$2,681	$2,017
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Of the total short-term FHLB advances, $500.0 million, or 26.3%, had overnight maturities as of June 30, 2026, compared to $530.0 million, or 50.2%, as of December 31, 2025. At June 30, 2026 and December 31, 2025,

none of the short-term FHLB advances were swapped to fixed rates. Federal funds purchased are overnight funds borrowed from other financial institutions. Subordinated notes are unsecured and subordinated to our other indebtedness. The short-term subordinated notes mature within one year.
Following is a summary of long-term borrowings:
TABLE 10.2

(in millions)	June 30, 2026	December 31, 2025
Federal Home Loan Bank advances	$1,200	$1,100
Senior notes	498	498
Subordinated notes	86	86
Junior subordinated debt	74	74
Other subordinated debt	144	143
Total long-term borrowings	$2,002	$1,901
Our banking affiliate has available credit with the FHLB of $11.9 billion, of which $8.7 billion was available for borrowing as of June 30, 2026. The outstanding FHLB advances (including both short-term and long-term borrowings) are secured by $16.6 billion of loans collateralized by residential mortgages, home equity lines of credit and commercial real estate. The short-term borrowings are scheduled to mature in various amounts periodically through 2026 while the long-term borrowings are scheduled to mature periodically through 2028. Weighted average interest rates paid on long-term FHLB advances held during the six months ended June 30, 2026 and 2025 were 3.95% and 4.37%, respectively.
The following table provides information relating to our senior notes and other subordinated debt as of June 30, 2026. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 10.3

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (5)	Carrying Value	Stated Maturity Date	Interest Rate
Senior Notes:
Fixed-To-Floating Rate Senior Notes due December 11, 2030 (1)	$500	$497	$498	12/11/2030	5.722%
Total senior notes	500	497	498
Other Subordinated Debt:
Fixed-To-Floating Rate Subordinated Notes due 2029 (2)	120	118	120	2/14/2029	6.308%
Fixed-To-Floating Rate Subordinated Notes due December 6, 2028 (3) (4)	25	26	24	12/6/2028	6.934%
Total other subordinated debt	145	144	144
Total	$645	$641	$642
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

The following table provides information relating to the Trusts as of June 30, 2026:
TABLE 10.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	5.58%	SOFR + 165 bps
Yadkin Valley Statutory Trust I	25	1	23	12/15/2037	5.25%	SOFR + 132 bps
FNB Financial Services Capital Trust I	25	1	24	9/30/2035	5.45%	SOFR + 146 bps
Patapsco Statutory Trust I	5	—	5	12/15/2035	5.41%	SOFR + 148 bps
Total	$77	$3	$74
The SOFR rate used for the rate reset factors in the above table is the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points).
Other Credit Availability
Excluding FHLB availability, our banking affiliate has additional unused other wholesale credit availability of $9.8 billion as of June 30, 2026.
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

The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 11.1

	June 30, 2026			December 31, 2025
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,500	$—	$4	$1,650	$13	$—
Interest rate swaps – not designated	5,881	66	17	6,064	51	51
Total subject to master netting arrangements	7,381	66	21	7,714	64	51
Not subject to master netting arrangements:
Interest rate swaps – not designated	5,881	17	173	6,064	51	155
Interest rate lock commitments – not designated	276	3	—	298	7	—
Forward delivery commitments – not designated	417	1	2	458	—	2
Credit risk contracts – not designated	759	—	—	815	—	—
Total not subject to master netting arrangements	7,333	21	175	7,635	58	157
Total	$14,714	$87	$196	$15,349	$122	$208
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
The following table shows amounts reclassified from AOCI:
TABLE 11.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025		2026	2025
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(16)	$16	Interest income (expense)	$1	$(15)

The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 11.3

	Six months ended June 30,
	2026		2025
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$979	$37	$981	$34
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	1	—	(15)	—
As of June 30, 2026, the maximum length of time over which forecasted interest cash flows are hedged is 3.5 years. In the twelve months that follow June 30, 2026, we expect to reclassify from the amount currently reported in AOCI net derivative gains of $2.0 million ($1.5 million net of tax), in association with interest on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2026.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the six months ended June 30, 2026 and 2025, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
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
Risk participation agreements sold with notional amounts totaling $509 million as of June 30, 2026 have remaining terms ranging from one month to 19 years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0 at both June 30, 2026 and December 31, 2025. The fair values of risk participation agreements purchased and sold were $0.1 million and $0.1 million, respectively, at June 30, 2026, and $0.1 million and $0.1 million, respectively, at December 31, 2025.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 11.4

		Six Months Ended June 30,
(in millions)	Consolidated Statements of Income Location	2026	2025
Interest rate swaps	Non-interest income - other	$—	$—
Mortgage banking contracts	Mortgage banking operations	—	(8)
Credit risk contracts	Non-interest income - other	—	—

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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay $0 as of June 30, 2026 and $0.1 million as of December 31, 2025, in excess of amounts previously posted as collateral with the respective counterparty.
The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.
TABLE 11.5

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amount Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
June 30, 2026
Derivative Assets
Subject to master netting arrangement	$66	$—	$66	$17	$45	$4
Not subject to master netting arrangement	17	—	17
Total	$83	$—	$83

Derivative Liabilities
Subject to master netting arrangement	$21	$—	$21	$17	$4	$—
Not subject to master netting arrangement	173	—	173
Total	$194	$—	$194

December 31, 2025
Derivative Assets
Subject to master netting arrangement	$64	$—	$64	$43	$20	$1
Not subject to master netting arrangement	51	—	51
Total	$115	$—	$115

Derivative Liabilities
Subject to master netting arrangement	$51	$—	$51	$43	$8	$—
Not subject to master netting arrangement	155	—	155
Total	$206	$—	$206

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
Following is a summary of off-balance sheet credit risk information:
TABLE 12.1

(in millions)	June 30, 2026	December 31, 2025
Commitments to extend credit	$15,243	$14,806
Standby letters of credit	280	263
At June 30, 2026, funding of 81.3% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $19.1 million at June 30, 2026 and $20.1 million at December 31, 2025. Additional information relating to the AULC is provided in Note 5, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
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
On February 5, 2024, we announced that Yadkin Bank and its successor by merger, FNBPA, reached a settlement with the DOJ and the State of North Carolina to resolve their fair lending concerns, which FNBPA disputed, related to the assessment of mortgage lending activities during a four-year period in the Winston-Salem and Charlotte, North Carolina markets that began prior to Yadkin’s merger with FNBPA in March 2017. The settlement included FNBPA's commitment to provide $11.75 million in subsidies on mortgages and home equity loans originated in the Charlotte and Winston-Salem, North Carolina markets beginning in 2024 continuing until the full amount has been deployed. This subsidy amount is part of our existing, previously announced commitment to underserved communities, including the Winston-Salem and Charlotte markets. Importantly, the settlement was not initiated through a referral by a federal bank regulatory agency or consumer complaint, and included no civil money penalties levied against FNBPA. Effective January 2026, FNBPA had fully deployed the $11.75 million mortgage subsidy in the Charlotte and Winston-Salem MBHCTs and is in compliance with all material terms of the settlement.
NOTE 13.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock unit awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We granted 1,169,651 and 1,324,978 restricted stock units during the six months ended June 30, 2026 and 2025, respectively, including 264,202 and 313,842 performance-based restricted stock units during those same periods, respectively. We have shareholder approval under the Plan to issue up to 14,000,000 shares of common stock. As of June 30, 2026, we had 6,239,476 remaining shares available for awards under the Plan.
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

The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 13.1

	Six Months Ended June 30,
	2026		2025
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	3,484,248	$13.92	3,571,311	$13.38
Granted	1,169,651	17.41	1,324,978	14.39
Net adjustment	235,828	—	288,675	—
Vested	(1,511,300)	13.46	(1,526,998)	13.51
Forfeited/expired/canceled	(99,282)	14.80	(122,515)	13.11
Unvested units outstanding at end of period	3,279,145	15.45	3,535,451	13.81
The following table provides certain information related to restricted stock units:
TABLE 13.2

	Six Months Ended June 30,
(in millions)	2026	2025
Stock-based compensation expense	$14	$13
Tax benefit related to stock-based compensation expense	3	3
Fair value of units vested	20	21
The components of the restricted stock units as of June 30, 2026 are as follows:
TABLE 13.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,346,175	932,970	3,279,145
Unrecognized compensation expense	$17	$1	$18
Intrinsic value	$45	$18	$63
Weighted average remaining life (in years)	2.08	2.07	2.07

NOTE 14.    INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 14.1

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Current income taxes:
Federal taxes	$36	$34	$63	$53
State taxes	4	3	7	5
Total current income taxes	40	37	70	58
Deferred income taxes:
Federal taxes	(1)	(1)	5	8
State taxes	—	—	1	1
Total deferred income taxes	(1)	(1)	6	9
Total income taxes	$39	$36	$76	$67
Statutory federal tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	20.9	21.5	21.1	21.2
Income tax expense was higher for the six months ended June 30, 2026, primarily due to higher pre-tax income, offset slightly by higher deduction levels from employee stock compensation vesting.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax liabilities were $11.1 million and $17.1 million at June 30, 2026 and December 31, 2025, respectively.
NOTE 15.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in AOCI, net of tax, by component:
TABLE 15.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Six Months Ended June 30, 2026
Balance at beginning of period	$(43)	$10	$(30)	$(63)
Other comprehensive income (loss) before reclassifications	(27)	(12)	—	(39)
Amounts reclassified from AOCI	—	(1)	—	(1)
Net current period other comprehensive income (loss)	(27)	(13)	—	(40)
Balance at end of period	$(70)	$(3)	$(30)	$(103)
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
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 16.1

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2026	2025	2026	2025
Net income	$149	$130	$286	$247
Basic weighted average common shares outstanding	356,574,201	361,417,949	358,026,907	361,571,896
Net effect of dilutive restricted stock	839,740	841,015	792,123	1,091,899
Diluted weighted average common shares outstanding	357,413,941	362,258,964	358,819,030	362,663,795
Earnings per common share:
Basic	$0.42	$0.36	$0.80	$0.68
Diluted	$0.42	$0.36	$0.80	$0.68
There were no anti-dilutive shares for the six months ended June 30, 2026 and 2025.

NOTE 17.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 17.1

	Six Months Ended June 30,
(in millions)	2026	2025
Interest paid on deposits and other borrowings	$425	$475
Income taxes paid	38	26
Transfers of loans to other real estate owned	1	1
Loans transferred to held for sale from portfolio	12	32
Loans transferred to portfolio from held for sale	23	16
We did not have any restricted cash as of June 30, 2026 and 2025.

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
The interim segmentation and measurement basis for segment profit and loss as of June 30, 2026 is consistent with December 31, 2025.

The following table provides financial information for these segments of FNB. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of FNB, and includes the parent company, other non-bank subsidiaries and eliminations and adjustments to reconcile to the Consolidated Financial Statements.
TABLE 18.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended June 30, 2026
Interest income	$577	$—	$—	$1	$578
Interest expense	205	—	—	7	212
Net interest income (loss)	372	—	—	(6)	366
Provision for credit losses	22	—	—	—	22
Non-interest income:
Service charges	24	—	—	—	24
Interchange and card transaction fees	13	—	—	—	13
Trust services	—	12	—	—	12
Insurance commissions and fees	—	—	6	—	6
Securities commissions and fees	—	9	—	—	9
Capital markets income	6	—	—	2	8
Mortgage banking operations	6	—	—	—	6
Other	20	—	—	(1)	19
Total non-interest income	69	21	6	1	97
Non-interest expense:
Salaries and employee benefits	119	12	4	—	135
Other	107	2	1	8	118
Total non-interest expense	226	14	5	8	253
Income tax expense (benefit)	41	2	—	(4)	39
Net income (loss)	$152	$5	$1	$(9)	$149

Total assets	$50,660	$52	$34	$253	$50,999
Total loans and leases	35,718	—	—	51	35,769
Total deposits	39,000	—	—	(321)	38,679
Market value of assets under administration - FNTC and FNIS (1)	—	15,504	—	—	15,504

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended June 30, 2025
Interest income	$581	$—	$—	$2	$583
Interest expense	221	—	—	14	235
Net interest income (loss)	360	—	—	(12)	348
Provision for credit losses	26	—	—	—	26
Non-interest income:
Service charges	23	—	—	—	23
Interchange and card transaction fees	14	—	—	—	14
Trust services	—	11	—	—	11
Insurance commissions and fees	—	—	5	—	5
Securities commissions and fees	—	9	—	—	9
Capital markets income	6	—	—	1	7
Mortgage banking operations	6	—	—	—	6
Other	17	—	—	(1)	16
Total non-interest income	66	20	5	—	91
Non-interest expense:
Salaries and employee benefits	114	11	4	1	130
Other	103	3	1	10	117
Non-interest expense	217	14	5	11	247
Income tax expense (benefit)	40	1	—	(5)	36
Net income (loss)	$143	$5	$—	$(18)	$130

Total assets	$49,380	$45	$35	$265	$49,725
Total loans and leases	34,634	—	—	45	34,679
Total deposits	38,552	—	—	(804)	37,748
Market value of assets under administration - FNBIA, FNTC and FNIS (1)	—	14,425	—	—	14,425

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Six Months Ended June 30, 2026
Interest income	$1,144	$—	$—	$3	$1,147
Interest expense	407	—	—	15	422
Net interest income (loss)	737	—	—	(12)	725
Provision for credit losses	40	—	—	—	40
Non-interest income:
Service charges	47	—	—	—	47
Interchange and card transaction fees	26	—	—	—	26
Trust services	—	25	—	—	25
Insurance commissions and fees	—	—	12	—	12
Securities commissions and fees	—	18	—	—	18
Capital markets income	11	—	—	4	15
Mortgage banking operations	12	—	—	—	12
Other	37	—	—	(4)	33
Total non-interest income	133	43	12	—	188
Non-interest expense:
Salaries and employee benefits	239	23	8	1	271
Other	219	5	2	14	240
Total non-interest expense	458	28	10	15	511
Income tax expense (benefit)	80	4	—	(8)	76
Net income (loss)	$292	$11	$2	$(19)	$286

Total assets	$50,660	$52	$34	$253	$50,999
Total loans and leases	35,718	—	—	51	35,769
Total deposits	39,000	—	—	(321)	38,679
Market value of assets under administration - FNTC and FNIS (1)	—	15,504	—	—	15,504

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Six Months Ended June 30, 2025
Interest income	$1,139	$—	$—	$3	$1,142
Interest expense	442	—	—	29	471
Net interest income (loss)	697	—	—	(26)	671
Provision for credit losses	43	—	—	—	43
Non-interest income:
Service charges	45	—	—	—	45
Interchange and card transaction fees	26	—	—	—	26
Trust services	—	24	—	—	24
Insurance commissions and fees	—	—	11	—	11
Securities commissions and fees	—	18	—	—	18
Capital markets income	10	—	—	2	12
Mortgage banking operations	13	—	—	—	13
Other	35	—	—	(5)	30
Total non-interest income	129	42	11	(3)	179
Non-interest expense:
Salaries and employee benefits	235	21	8	1	265
Other	204	7	2	15	228
Total non-interest expense	439	28	10	16	493
Income tax expense (benefit)	74	3	—	(10)	67
Net income (loss)	$270	$11	$1	$(35)	$247

Total assets	$49,380	$45	$35	$265	$49,725
Total loans and leases	34,634	—	—	45	34,679
Total deposits	38,552	—	—	(804)	37,748
Market value of assets under administration - FNBIA, FNTC and FNIS (1)	—	14,425	—	—	14,425
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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 19.1

(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2026
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$377	$—	$—	$377
U.S. government agencies	—	29	—	29
U.S. GSE	—	264	—	264
Residential MBS:
Agency MBS	—	758	—	758
Agency CMO	—	536	—	536
Agency commercial MBS	—	1,703	—	1,703
States of the U.S. and political subdivisions (municipals)	—	10	—	10
Other debt securities	—	81	—	81
Total debt securities available for sale	377	3,381	—	3,758
Loans held for sale	—	282	—	282
Loans receivable	—	—	96	96
Derivative financial instruments
Trading	—	83	—	83
Not for trading	—	1	3	4
Total derivative financial instruments	—	84	3	87
Total assets measured at fair value on a recurring basis	$377	$3,747	$99	$4,223
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$190	$—	$190
Not for trading	—	6	—	6
Total derivative financial instruments	—	196	—	196
Total liabilities measured at fair value on a recurring basis	$—	$196	$—	$196

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$356	$—	$—	$356
U.S. government agencies	—	35	—	35
U.S. GSE	—	266	—	266
Residential MBS:
Agency MBS	—	800	—	800
Agency CMO	—	601	—	601
Agency commercial MBS	—	1,599	—	1,599
States of the U.S. and political subdivisions (municipals)	—	19	—	19
Other debt securities	—	51	—	51
Total debt securities available for sale	356	3,371	—	3,727
Loans held for sale	—	514	—	514
Loans receivable	—	—	85	85
Derivative financial instruments
Trading	—	102	—	102
Not for trading	—	13	7	20
Total derivative financial instruments	—	115	7	122
Total assets measured at fair value on a recurring basis	$356	$4,000	$92	$4,448
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$207	$—	$207
Not for trading	—	1	—	1
Total derivative financial instruments	—	208	—	208
Total liabilities measured at fair value on a recurring basis	$—	$208	$—	$208

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 19.2

(in millions)	Loans Receivable	Interest Rate Lock Commitments	Total
Six Months Ended June 30, 2026
Balance at beginning of period	$85	$7	$92
Purchases, issuances, sales and settlements:
Issuances	—	3	3
Settlements	—	(7)	(7)
Transfers into Level 3	11	—	11
Balance at end of period	$96	$3	$99
Year Ended December 31, 2025
Balance at beginning of period	$53	$1	$54
Purchases, issuances, sales and settlements:
Issuances	—	7	7
Settlements	—	(1)	(1)
Transfers into Level 3	32	—	32
Balance at end of period	$85	$7	$92
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. During the first six months of 2026, $11.4 million was transferred to loans receivable measured using the fair value option at Level 3, compared to $13.0 million during the first six months of 2025.
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
TABLE 19.3

(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2026
Collateral dependent loans	$—	$—	$91	$91
Other assets - SBA servicing asset	—	—	2	2
December 31, 2025
Collateral dependent loans	$—	$—	$126	$126
Other assets - MSRs	—	—	2	2
Other assets - SBA servicing asset	—	—	2	2
Other real estate owned	—	—	1	1
The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the six months or twelve months ended June 30, 2026 and December 31, 2025, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the six months ended June 30, 2026 had a carrying amount of $91.1 million, which includes an allocated

ACL of $27.9 million. The ACL includes a provision applicable to the current period fair value measurements of $20.7 million, which was included in provision for credit losses for the six months ended June 30, 2026.
Fair Value of Financial Instruments
Refer to Note 25, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K filed with the SEC on February 24, 2026 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.
The fair values of our financial instruments are as follows:
TABLE 19.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Financial Assets
Cash and cash equivalents	$2,375	$2,375	$2,375	$—	$—
Debt securities available for sale	3,758	3,758	377	3,381	—
Debt securities held to maturity	4,251	4,049	1	4,048	—
Net loans and leases, including loans held for sale	35,612	35,208	—	282	34,926
Loan servicing rights	77	97	—	—	97
Derivative assets	87	87	—	84	3
Accrued interest receivable	143	143	143	—	—
Financial Liabilities
Deposits	38,679	38,640	31,403	7,237	—
Short-term borrowings	2,681	2,679	2,679	—	—
Long-term borrowings	2,002	2,010	—	1,198	812
Derivative liabilities	196	196	—	196	—
Accrued interest payable	47	47	47	—	—
December 31, 2025
Financial Assets
Cash and cash equivalents	$2,498	$2,498	$2,498	$—	$—
Debt securities available for sale	3,727	3,727	356	3,371	—
Debt securities held to maturity	4,117	3,941	—	3,941	—
Net loans and leases, including loans held for sale	34,853	34,320	—	514	33,806
Loan servicing rights	75	90	—	—	90
Derivative assets	122	122	—	115	7
Accrued interest receivable	163	163	163	—	—
Financial Liabilities
Deposits	38,759	38,736	31,451	7,285	—
Short-term borrowings	2,017	2,018	2,018	—	—
Long-term borrowings	1,901	1,920	—	1,103	817
Derivative liabilities	208	208	—	208	—
Accrued interest payable	50	50	50	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This MD&A represents an overview of, and highlights, material changes to our financial condition and consolidated results of operations at and for the six-month periods ended June 30, 2026 and 2025. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2025 Annual Report on Form 10-K filed with the SEC on February 24, 2026. Our results of operations for the six months ended June 30, 2026 are not necessarily indicative of results expected for the full year.
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
•the volatility of the mortgage banking business and real estate values, which can be influenced by economic conditions or trends, interest rates, and local market trends;
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
•the impact of shifts in local and regional commercial real estate market conditions, interest rate fluctuations, geographic commercial office space availability and tenant demand and independent appraisal revisions and other factors beyond our control may have on our branch and headquarters properties and other real estate we own;
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
You should treat forward-looking statements as speaking only as of the date they are made and based only on information then actually known to us. We do not undertake, and specifically disclaims any obligation to update, or revise any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
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
These non-GAAP financial measures should be viewed as supplemental in nature, and not as a substitute for, or superior to, our reported results prepared in accordance with GAAP. Reconciliations of non-GAAP financial measures to the most directly comparable GAAP financial measures are included later in this Report under the heading “Reconciliations of Non-GAAP Financial Measures and Key Performance Indicators to GAAP”.
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

FINANCIAL SUMMARY
Net income for the second quarter of 2026 was $148.7 million, or $0.42 per diluted common share. Comparatively, second quarter of 2025 net income totaled $130.7 million, or $0.36 per diluted common share.
Our second quarter results reflect the successful execution of our technology-focused strategic business model, highlighted by a 17% year-over-year increase in earnings per diluted common share to $0.42. Record revenue of $463 million drove a 9% year-over-year increase in pre-provision net revenue (non-GAAP) and another quarter of positive operating leverage. Tangible book value per common share (non-GAAP) increased 10% compared to June 30, 2025, and return on average tangible common equity (non-GAAP) equaled 14%. Average loans and leases grew 7% annualized, linked quarter, while maintaining our strict credit discipline and originating high-quality lower risk assets in a volatile geopolitical and macroeconomic environment. Average non-interest-bearing deposit balances grew nearly 5% annualized from the prior quarter maintaining a 26% mix of non-interest-bearing to total deposits for the seventh consecutive quarter. During the second quarter of 2026, we repurchased $47 million, or 2.7 million shares, of common stock at a weighted average share price of $17.46 while maintaining the CET1 regulatory capital ratio at a stable level to the prior quarter at 11.4%.
Income Statement Highlights
•Net interest income totaled $365.7 million, an increase of $18.5 million, or 5.3%, from the year-ago quarter, reflecting growth in average earning assets and lower interest-bearing deposit costs and borrowing costs, partially offset by lower yields on earning assets.
•The net interest margin (FTE) (non-GAAP) increased 6 basis points to 3.25% from the year-ago quarter primarily driven by a decrease in cost of funds by 27 basis points, partially offset by a decrease of 20 basis points in the yield on earning assets. The FOMC has lowered the target federal funds rate by 175 basis points since August 2024.
•Total revenue equaled $462.7 million, a 5.6% increase from the year-ago quarter, driven by continued solid non-interest income generation and growth in net interest income.
•The provision for credit losses was $21.4 million, a decrease of 16.6% from the year-ago quarter, with net charge-offs of $17.0 million, or 0.19% annualized of total average loans, compared to $21.8 million, or 0.25% annualized, in the year-ago quarter, reflecting continued proactive management of the loan portfolio.
•Strong non-interest income totaled $97.0 million, an increase of $6.0 million, or 6.6%, linked quarter, benefiting from our diversified business model and related revenue generation. Non-interest income increased $5.9 million, or 6.5%, from the year-ago quarter.
•Pre-provision net revenue (non-GAAP) totaled $209.4 million, an 8.8% increase from the prior quarter, driven by record total revenue and well-managed non-interest expenses.
•Non-interest expense totaled $253.2 million, an increase of $7.0 million, or 2.9%, compared to the year-ago quarter, primarily due to increases in salaries and employee benefit costs, net occupancy and equipment expense and outside services expense.
Balance Sheet Highlights
•For the quarter ending June 30, 2026, average loans and leases totaled $35.5 billion, an increase of $1.0 billion, or 2.9%, over the quarter ending June 30, 2025, primarily driven by average consumer loan growth of $1.1 billion more than offsetting a slight decrease of $66.7 million in average commercial loans and leases.
•On a linked-quarter basis, total average consumer loans and average commercial loans and leases increased $362.6 million, or 10.5% annualized, and $238.6 million, or 4.6% annualized, respectively.
•Average deposits totaled $38.7 billion, an increase of $1.5 billion, or 4.1%, from the year-ago quarter with growth in average money market deposits of $727.3 million, average interest-bearing demand deposits of $541.0 million, average non-interest-bearing demand deposits of $129.8 million, average time deposits of $71.0 million and $65.4 million in average savings deposits.
•On a linked-quarter basis, total average deposits increased $293.3 million driven by growth in average non-interest-bearing demand deposits of $114.0 million, average time deposits of $119.3 million and average interest-bearing deposits of $75.8 million.

~~•~~The loan-to-deposit ratio was 92.5% at June 30, 2026, compared to 90.3% at March 31, 2026 and 91.9% at June 30, 2025.
•The ratio of non-performing loans plus OREO to total loans and leases plus OREO decreased 3 basis points from the prior quarter to 0.31%. Total delinquency was 0.71%, a 3 basis point decline from the prior quarter. The overall asset quality metrics remain at solid levels, reflecting continued proactive management of the loan portfolio.
•The ACL on loans and leases was $447.3 million, an increase of $15.3 million compared to June 30, 2025, driven primarily by loan growth, with the ratio of the ACL to total loans and leases remaining stable at 1.25%.
•Tangible book value per common share (non-GAAP) of $12.24 increased $1.10, or 9.9%, compared to June 30, 2025, and 1.5% compared to March 31, 2026. Reflecting the impact of unrealized losses on AFS securities, AOCI reduced the tangible book value per common share (non-GAAP) by $0.29 as of June 30, 2026, compared to a reduction of $0.26 as of June 30, 2025, and $0.24 as of March 31, 2026.
•The CET1 capital ratio was 11.4%, compared to 10.8% at June 30, 2025 and 11.4% at March 31, 2026. The tangible common equity to tangible assets ratio (non-GAAP) was 8.9%, compared to 8.5% at June 30, 2025 and 8.9% at March 31, 2026.
•During the second quarter of 2026, we repurchased $47 million, or 2.7 million shares, of our common stock at a weighted average share price of $17.46.
TABLE 1

	Three Months Ended June 30,
Quarterly Results Summary	2026	2025
Reported results (1)
Net income available to common shareholders (millions)	$148.7	$130.7
Earnings per diluted common share	0.42	0.36
Book value per common share	19.34	18.17
Average diluted common shares outstanding (thousands)	357,414	362,259
Capital measures
CET1 capital ratio	11.37%	10.79%
Tangible common equity to tangible assets (non-GAAP)	8.93	8.47
Tangible book value per common share (non-GAAP)	$12.24	$11.14

	Six Months Ended June 30,
Year-to-Date Results Summary	2026	2025
Reported results (1)
Net income available to common shareholders (millions)	$285.8	$247.2
Earnings per diluted common share	0.80	0.68
Average diluted common shares outstanding (thousands)	358,819	362,664
(1) Operating results equaled reported results as there were no significant items impacting earnings for the periods presented.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Net income for the three months ended June 30, 2026 was $148.7 million, or $0.42 per diluted common share, compared to $130.7 million, or $0.36 per diluted common share, for the three months ended June 30, 2025. There were no significant items impacting earnings for the second quarters of 2026 and 2025.
Net interest income totaled $365.7 million, an increase of $18.5 million, or 5.3%, reflecting growth in earning assets and lower interest-bearing deposit costs, partially offset by lower yields on earning assets. The net interest margin (FTE) (non-GAAP) increased 6 basis points to 3.25%. The provision for credit losses was $21.4 million, compared to $25.6 million. Non-interest income increased $5.9 million, or 6.5%, primarily due to increases in wealth management revenue, bank owned life insurance, capital markets income and other non-interest income. Non-interest expense for the second quarter of 2026 increased $7.0 million, or 2.9%, primarily due to increases in salaries and employee benefit costs, net occupancy and equipment expense and outside services expense.
Financial highlights are summarized below:
TABLE 2

	Three Months Ended June 30,		$	%
(dollars in thousands, except per share data)	2026	2025	Change	Change
Net interest income	$365,723	$347,196	$18,527	5.3%
Provision for credit losses	21,361	25,601	(4,240)	(16.6)
Non-interest income	96,951	91,015	5,936	6.5
Non-interest expense	253,249	246,225	7,024	2.9
Income taxes	39,343	35,715	3,628	10.2
Net income	$148,721	$130,670	$18,051	13.8%
Earnings per common share – Basic	$0.42	$0.36	$0.06	16.7%
Earnings per common share – Diluted	0.42	0.36	0.06	16.7
Cash dividends per common share	0.13	0.12	0.01	8.3
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended June 30,
	2026	2025
Return on average equity	8.75%	8.09%
Return on average tangible common equity (1)	14.07	13.57
Return on average assets	1.18	1.07
Return on average tangible assets (1)	1.27	1.15
Equity to assets	13.41	13.12
Average equity to average assets	13.53	13.19
Tangible common equity to tangible assets (1)	8.93	8.47
CET1 capital ratio	11.37	10.79
Dividend payout ratio	31.23	33.34
Book value per common share	$19.34	$18.17
Tangible book value per common share (1)	12.24	11.14
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended June 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits with banks	$1,611,087	$13,979	3.48%	$1,723,351	$17,788	4.14%
Taxable investment securities (1)	7,011,619	63,611	3.63	6,587,352	56,955	3.46
Tax-exempt investment securities (1)(2)	958,948	8,460	3.53	1,004,672	8,737	3.48
Loans held for sale	327,705	5,974	7.29	225,509	4,156	7.37
Loans and leases (2)(3)	35,501,370	489,113	5.52	34,502,493	498,078	5.79
Total interest-earning assets (2)	45,410,729	581,137	5.13	44,043,377	585,714	5.33
Cash and due from banks	377,777			395,418
Allowance for credit losses	(452,987)			(437,130)
Premises and equipment	567,661			555,889
Other assets	4,490,908			4,548,082
Total assets	$50,394,088			$49,105,636
Liabilities
Deposits:
Interest-bearing demand	$6,617,287	18,393	1.11	$6,076,305	16,373	1.08
Money market	11,691,192	84,878	2.91	10,963,843	92,276	3.38
Savings	3,096,095	6,421	0.83	3,030,706	6,831	0.90
Certificates and other time	7,312,462	59,422	3.26	7,241,453	65,710	3.64
Total interest-bearing deposits	28,717,036	169,114	2.36	27,312,307	181,190	2.66
Short-term borrowings	2,106,129	19,522	3.71	1,876,526	20,132	4.29
Long-term borrowings	2,001,579	23,654	4.74	2,741,561	34,123	4.99
Total interest-bearing liabilities	32,824,744	212,290	2.59	31,930,394	235,445	2.96
Non-interest-bearing demand deposits	9,942,298			9,812,486
Total deposits and borrowings	42,767,042		1.99	41,742,880		2.26
Other liabilities	806,700			883,637
Total liabilities	43,573,742			42,626,517
Shareholders’ equity	6,820,346			6,479,119
Total liabilities and shareholders’ equity	$50,394,088			$49,105,636
Net interest-earning assets	$12,585,985			$12,112,983
Net interest income (FTE) (2)		368,847			350,269
Tax-equivalent adjustment		(3,124)			(3,073)
Net interest income		$365,723			$347,196
Net interest spread			2.54%			2.37%
Net interest margin (2)			3.25%			3.19%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) totaled $368.8 million, increasing $18.6 million, or 5.3%, reflecting growth in average earning assets and lower interest-bearing deposit costs and borrowing costs, partially offset by lower yields on earning assets. The net interest margin (FTE) (non-GAAP) increased 6 basis points to 3.25%. The yield on earning assets (non-GAAP) decreased 20 basis points to 5.13%, driven by a 27 basis point decline in yields on loans to 5.52%, partially offset by a 16 basis point increase in yields on investment securities to 3.62%. Total cost of funds decreased 27 basis points to 1.99%, with a 50 basis point decrease in total borrowing costs to 4.21% and a 30 basis point decrease in interest-bearing deposit costs to 2.36%. The FOMC has lowered the target federal funds rate by 175 basis points since August 2024.
Interest income on an FTE basis (non-GAAP) of $581.1 million, decreased $4.6 million, or 0.8%, resulting from lower yields on loans and leases of 27 basis points, partially offset by growth in average earning assets of $1.4 billion. The increase in average earning assets was primarily driven by a $1.0 billion, or 2.9%, increase in average loans and leases and an increase of $378.5 million in average investment securities.
Interest expense of $212.3 million for the second quarter of 2026 decreased $23.2 million from the same quarter of 2025, primarily due to a 27 basis point reduction in the cost of funds, partially offset by the growth in average interest-bearing deposits. Average total deposits increased $1.5 billion, or 4.1%, reflecting solid organic growth in new and existing customer relationships. The funding mix was stable with non-interest-bearing demand deposits comprising 26% of total deposits at both June 30, 2026 and June 30, 2025. Average short-term borrowings increased $229.6 million, or 12.2%, at lower rates paid, while average long-term borrowings decreased $740.0 million, or 27.0%, which included the maturity of $350 million in senior notes in August 2025 and $100 million in subordinated notes in October 2025, combined with decreases in average long-term FHLB borrowings. The decrease in total cost of funds is comprised of a 50 basis point decrease in total borrowing costs and a 30 basis point decrease in interest-bearing deposit costs to 2.36%.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(1,023)	$(2,786)	$(3,809)
Investment securities (2)	4,501	1,878	6,379
Loans held for sale	1,865	(47)	1,818
Loans and leases (2)	11,593	(20,558)	(8,965)
Total interest income (2)	16,936	(21,513)	(4,577)
Interest Expense (1)
Deposits:
Interest-bearing demand	2,833	(813)	2,020
Money market	5,238	(12,636)	(7,398)
Savings	570	(980)	(410)
Certificates and other time	1,109	(7,397)	(6,288)
Short-term borrowings	2,426	(3,036)	(610)
Long-term borrowings	(9,047)	(1,422)	(10,469)
Total interest expense	3,129	(26,284)	(23,155)
Net change (2)	$13,807	$4,771	$18,578
(1)The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)Interest income amounts are reflected on an FTE basis (non-GAAP), which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21%. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Provision for Credit Losses
Provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb expected life-of-loan losses in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 6

	Three Months Ended June 30,		$	%
(dollars in thousands)	2026	2025	Change	Change
Provision for credit losses on loans and leases	$21,298	$24,959	$(3,661)	(14.7)%
Provision for unfunded loan commitments	(82)	694	(776)	(111.8)
Total provision for credit losses on loans and leases	21,216	25,653	(4,437)	(17.3)
Provision for investment securities	145	(52)	197	378.8
Total provision for credit losses	$21,361	$25,601	$(4,240)	(16.6)%
Net loan charge-offs	$16,994	$21,783	$(4,789)	(22.0)%
Net loan charge-offs (annualized) / total average loans and leases	0.19%	0.25%
Provision for credit losses on loans and leases for the second quarter of 2026 declined $4.4 million, or 17.3%, and reflected net charge-offs of $17.0 million, or 0.19% annualized of total average loans, compared to $21.8 million, or 0.25% annualized, in the second quarter of 2025, reflecting continued proactive management of the loan portfolio. For additional information relating to the allowance and provision for credit losses, refer to the “Allowance for Credit Losses on Loans and Leases” section of this MD&A.
Non-Interest Income
The breakdown of non-interest income for the three months ended June 30, 2026 and 2025 is presented in the following table:
TABLE 7

	Three Months Ended June 30,		$	%
(dollars in thousands)	2026	2025	Change	Change
Service charges	$23,749	$22,930	$819	3.6%
Interchange and card transaction fees	13,303	13,254	49	0.4
Trust services	12,574	11,591	983	8.5
Insurance commissions and fees	5,410	5,108	302	5.9
Securities commissions and fees	9,503	8,882	621	7.0
Capital markets income	8,014	6,897	1,117	16.2
Mortgage banking operations	5,319	6,306	(987)	(15.7)
Dividends on non-marketable equity securities	6,733	6,168	565	9.2
Bank owned life insurance	5,331	3,838	1,493	38.9
Net securities gains (losses)	27	58	(31)	(53.4)
Other	6,988	5,983	1,005	16.8
Total non-interest income	$96,951	$91,015	$5,936	6.5%

Total non-interest income increased by $5.9 million, or 6.5%, to $97.0 million for the second quarter of 2026, compared to $91.0 million for the second quarter of 2025. The variances in the individual non-interest income items are explained in the following paragraphs.
Wealth management revenues increased $1.6 million, or 7.8%, as securities commissions and fees and trust services income increased 7.0% and 8.5%, respectively, through continued strong contributions across the geographic footprint and a $1.1 billion, or 7.5%, increase in the market value of assets under administration to $15.5 billion at June 30, 2026.
Capital markets income increased $1.1 million, or 16.2%, reflecting solid revenue from international banking income, customer interest rate derivatives and debt capital markets, and early contributions from investment banking and public finance.
Mortgage banking operations income decreased $1.0 million, or 15.7%, primarily driven by net fair value adjustments from pipeline hedging activity given the volatility of interest rates during the quarter.

Bank owned life insurance income increased $1.5 million, or 38.9%, reflecting higher life insurance claims.
Other non-interest income increased $1.0 million, or 16.8%, primarily due to higher residual gains on equipment leases.
Non-Interest Expense
The breakdown of non-interest expense for the three months ended June 30, 2026 and 2025 is presented in the following table:
TABLE 8

	Three Months Ended June 30,		$	%
(dollars in thousands)	2026	2025	Change	Change
Salaries and employee benefits	$135,603	$129,842	$5,761	4.4%
Net occupancy	20,755	19,299	1,456	7.5
Equipment	28,962	27,988	974	3.5
Outside services	28,246	25,317	2,929	11.6
Marketing	3,954	5,017	(1,063)	(21.2)
FDIC insurance	8,278	8,922	(644)	(7.2)
Bank shares tax	4,442	3,960	482	12.2
Other	23,009	25,880	(2,871)	(11.1)
Total non-interest expense	$253,249	$246,225	$7,024	2.9%
Total non-interest expense for the second quarter of 2026 increased $7.0 million, or 2.9%, from the same period of 2025. The variances in the individual non-interest expense items are explained in the following paragraphs.
Salaries and employee benefits increased $5.8 million, or 4.4%, primarily reflecting normal annual merit increases and strategic hiring associated with our efforts to grow market share and support strategic technology initiatives.
Net occupancy and equipment increased $2.4 million, or 5.1%, primarily due to technology-related investments and higher occupancy costs.
Outside services increased $2.9 million, or 11.6%, driven by higher third-party legal and consulting costs.
Marketing expense decreased $1.1 million, or 21.2%, due to the timing of various marketing promotions.

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 9

	Three Months Ended June 30,
(dollars in thousands)	2026	2025
Income tax expense	$39,343	$35,715
Effective tax rate	20.9%	21.5%
Statutory federal tax rate	21.0	21.0
Income tax expense was higher for the second quarter of 2026 primarily due to higher pre-tax income, offset by higher deduction levels from employee stock compensation vesting and higher bank-owned life insurance claims.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Net income for the first six months of 2026 was $285.8 million, or $0.80 per diluted common share, compared to $247.2 million, or $0.68 per diluted common share, for the first six months of 2025. There were no significant items impacting earnings for the first six months of 2026 and 2025.
Net interest income totaled $725.0 million, an increase of $54.0 million, or 8.0%, compared to $671.0 million, reflecting growth in average earning assets and lower interest-bearing deposit costs and borrowing costs, partially offset by a lower yield on interest earning assets. The net interest margin (FTE) (non-GAAP) increased 14 basis points to 3.25%. The provision for credit losses for the first six months of 2026 totaled $39.8 million, compared to $43.1 million. Net charge-offs for the first six months of 2026 totaled $32.8 million, or 0.19% annualized of total average loans, compared to $34.3 million, or 0.20% annualized. Non-interest income totaled $187.9 million, an increase of $9.2 million, or 5.1%, compared to $178.8 million, reflecting increased capital markets income, wealth management revenue and other non-interest income. Non-interest expense totaled $511.1 million, increasing $18.1 million, or 3.7%, reflecting increased salaries and employee benefit costs, net occupancy and equipment expense and outside services expense.

Financial highlights are summarized below:
TABLE 10

	Six Months Ended June 30,		$	%
(dollars in thousands, except per share data)	2026	2025	Change	Change
Net interest income	$725,001	$671,041	$53,960	8.0%
Provision for credit losses	39,823	43,090	(3,267)	(7.6)
Non-interest income	187,936	178,781	9,155	5.1
Non-interest expense	511,114	493,036	18,078	3.7
Income taxes	76,233	66,511	9,722	14.6
Net income	$285,767	$247,185	$38,582	15.6%
Earnings per common share – Basic	$0.80	$0.68	$0.12	17.6%
Earnings per common share – Diluted	0.80	0.68	0.12	17.6
Cash dividends per common share	0.25	0.24	—	4.2
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 11

	Six Months Ended June 30,
	2026	2025
Return on average equity	8.46%	7.76%
Return on average tangible common equity (1)	13.64	13.11
Return on average assets	1.15	1.02
Return on average tangible assets (1)	1.23	1.10
Equity to assets	13.41	13.12
Average equity to average assets	13.58	13.17
Tangible common equity to tangible assets (1)	8.93	8.47
CET1 capital ratio	11.37	10.79
Dividend payout ratio	31.46	35.42
Book value per common share	$19.34	$18.17
Tangible book value per common share (1)	12.24	11.14
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 12

	Six Months Ended June 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits with banks	$1,679,386	$29,304	3.52%	$1,732,129	$34,861	4.06%
Taxable investment securities (1)	6,944,551	124,547	3.59	6,512,930	111,590	3.43
Tax-exempt investment securities (1)(2)	975,340	17,195	3.52	1,007,379	17,501	3.47
Loans held for sale	382,093	13,546	7.09	214,605	8,040	7.49
Loans and leases (2) (3)	35,202,425	968,971	5.54	34,277,885	976,142	5.73
Total interest-earning assets (2)	45,183,795	1,153,563	5.13	43,744,928	1,148,134	5.28
Cash and due from banks	375,521			394,636
Allowance for credit losses	(449,976)			(433,039)
Premises and equipment	567,798			547,190
Other assets	4,498,089			4,541,924
Total assets	$50,175,227			$48,795,639
Liabilities
Deposits:
Interest-bearing demand	$6,579,581	36,567	1.12	$6,187,745	35,199	1.15
Money market	11,695,904	169,908	2.93	10,809,047	182,300	3.40
Savings	3,099,230	13,208	0.86	3,087,255	14,941	0.98
Certificates and other time	7,253,147	118,112	3.28	7,232,714	134,578	3.75
Total interest-bearing deposits	28,627,862	337,795	2.38	27,316,761	367,018	2.71
Short-term borrowings	2,042,746	37,456	3.69	1,626,785	34,235	4.23
Long-term borrowings	1,993,303	47,042	4.76	2,784,543	69,784	5.05
Total interest-bearing liabilities	32,663,911	422,293	2.61	31,728,089	471,037	2.99
Non-interest-bearing demand deposits	9,885,610			9,730,677
Total deposits and borrowings	42,549,521		2.00	41,458,766		2.29
Other liabilities	811,692			910,946
Total liabilities	43,361,213			42,369,712
Shareholders’ equity	6,814,014			6,425,927
Total liabilities and shareholders’ equity	$50,175,227			$48,795,639
Net interest-earning assets	$12,519,884			$12,016,839
Net interest income (FTE) (2)		731,270			677,097
Tax-equivalent adjustment		(6,269)			(6,056)
Net interest income		$725,001			$671,041
Net interest spread			2.52%			2.29%
Net interest margin (2)			3.25%			3.11%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) totaled $731.3 million, increasing $54.2 million, or 8.0%, reflecting growth in average earning assets and lower interest-bearing deposit costs and borrowing costs, partially offset by lower yields on earning assets. The net interest margin (FTE) (non-GAAP) increased 14 basis points to 3.25%. The yield on earning assets (non-GAAP) decreased 15 basis points to 5.13%, driven by a 19 basis point decline in yields on loans to 5.54%, partially offset by a 15 basis point increase in yields on investment securities to 3.58%. Total cost of funds decreased 29 basis points to 2.00%, with a 33 basis point decrease in interest-bearing deposit costs to 2.38% and a 53 basis point decrease in total borrowing costs. The FOMC has lowered the target federal funds rate by 175 basis points since August 2024.
Interest income on an FTE basis (non-GAAP) of $1.2 billion, increased $5.4 million, or 0.5%, resulting from growth in average earning assets of $1.4 billion, partially offset by a decrease in yield. The increase in average earning assets was primarily driven by a $924.5 million, or 2.7%, increase in average loans and leases and an increase of $399.6 million in average investment securities.
Interest expense of $422.3 million decreased $48.7 million primarily due to a 29 basis point reduction in the cost of funds, partially offset by the growth in average interest-bearing deposits. Average total deposits increased $1.5 billion, or 4.0%, reflecting solid organic growth in new and existing customer relationships. The funding mix was stable with non-interest-bearing demand deposits comprising 26% of total deposits at both June 30, 2026 and June 30, 2025. Average short-term borrowings increased $416.0 million, or 25.6%, at lower yields, while average long-term borrowings decreased $791.2 million, or 28.4%, which included the maturity of $350 million in senior notes in August 2025 and $100 million in subordinated notes in October 2025, combined with a decline in average long-term FHLB borrowings. The decrease in total cost of funds is comprised of a 53 basis point decrease in total borrowing costs and a 33 basis point decrease in interest-bearing deposit costs to 2.38%.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on average interest-earning assets and the average volume and rates paid for average interest-bearing liabilities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:
TABLE 13

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(944)	$(4,613)	$(5,557)
Investment securities (2)	9,206	3,445	12,651
Loans held for sale	5,931	(425)	5,506
Loans and leases (2)	20,909	(28,080)	(7,171)
Total interest income (2)	35,102	(29,673)	5,429
Interest Expense (1)
Deposits:
Interest-bearing demand	4,201	(2,833)	1,368
Money market	12,906	(25,298)	(12,392)
Savings	551	(2,284)	(1,733)
Certificates and other time	1,175	(17,641)	(16,466)
Short-term borrowings	8,538	(5,317)	3,221
Long-term borrowings	(19,456)	(3,286)	(22,742)
Total interest expense	7,915	(56,659)	(48,744)
Net change (2)	$27,187	$26,986	$54,173
(1)The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)Interest income amounts are reflected on an FTE basis (non-GAAP), which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21%. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Provision for Credit Losses
The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 14

	Six Months Ended June 30,		$	%
(dollars in thousands)	2026	2025	Change	Change
Provision for credit losses on loans and leases	$40,648	$43,578	$(2,930)	(6.7)%
Provision for unfunded loan commitments	(1,015)	(432)	(583)	(135.0)
Total provision for credit losses on loans and leases	39,633	43,146	(3,513)	(8.1)
Provision for investment securities	190	(56)	246	439.3
Total provision for credit losses	$39,823	$43,090	$(3,267)	(7.6)%
Net loan charge-offs	$32,845	$34,322	$(1,477)	(4.3)%
Net loan charge-offs (annualized) / total average loans and leases	0.19%	0.20%
The provision for credit losses on loans and leases was $39.6 million, compared to $43.1 million for the first six months of 2025. The first six months of 2026 included net charge-offs of $32.8 million, or 0.19% annualized of total average loans, compared to $34.3 million, or 0.20% annualized, in the first six months of 2025, reflecting continued proactive management of the loan portfolio. The ACL on loans and leases was $447.3 million, an increase of $15.3 million, with the ratio of the ACL to total loans and leases remaining stable at 1.25%.
Non-Interest Income
The breakdown of non-interest income for the six months ended June 30, 2026 and 2025 is presented in the following table:
TABLE 15

	Six Months Ended June 30,		$	%
(dollars in thousands)	2026	2025	Change	Change
Service charges	$46,519	$45,285	$1,234	2.7%
Interchange and card transaction fees	25,790	25,624	166	0.6
Trust services	25,405	23,991	1,414	5.9
Insurance commissions and fees	11,634	10,901	733	6.7
Securities commissions and fees	18,485	17,702	783	4.4
Capital markets income	14,815	12,220	2,595	21.2
Mortgage banking operations	11,664	13,299	(1,635)	(12.3)
Dividends on non-marketable equity securities	12,978	11,728	1,250	10.7
Bank owned life insurance	9,441	9,188	253	2.8
Net securities gains (losses)	29	58	(29)	(50.0)
Other	11,176	8,785	2,391	27.2
Total non-interest income	$187,936	$178,781	$9,155	5.1%
Total non-interest income increased $9.2 million, or 5.1%. The variances in significant individual non-interest income items are explained in the following paragraphs.
Service charges increased by $1.2 million driven by solid treasury management activity and higher consumer transaction volume.
Wealth management revenues increased $2.2 million, or 5.3%, as trust services income and securities commissions and fees increased 5.9% and 4.4%, respectively, through continued strong contributions across the geographic footprint.

Capital markets income increased $2.6 million, or 21.2%, reflecting solid contributions from debt capital markets, customer interest rate derivative revenue and international banking income.
Mortgage banking operations income decreased $1.6 million, or 12.3%, primarily driven by net fair value adjustments from pipeline hedging activity and increased MSR amortization from elevated payoff activity.
Dividends on non-marketable equity securities increased $1.3 million, or 10.7%, primarily due to an increase in the average balance of FHLB stock held.
Other non-interest income was $11.2 million and $8.8 million for the first six months of 2026 and 2025, respectively, with the increase primarily due to higher residual gains on equipment leases.

Non-Interest Expense
The breakdown of non-interest expense for the six months ended June 30, 2026 and 2025 is presented in the following table:
TABLE 16

	Six Months Ended June 30,		$	%
(dollars in thousands)	2026	2025	Change	Change
Salaries and employee benefits	$271,310	$264,977	$6,333	2.4%
Net occupancy	43,392	39,057	4,335	11.1
Equipment	57,053	53,873	3,180	5.9
Outside services	54,707	51,658	3,049	5.9
Marketing	7,555	9,590	(2,035)	(21.2)
FDIC insurance	15,728	17,405	(1,677)	(9.6)
Bank shares tax	9,019	8,096	923	11.4
Other	52,350	48,380	3,970	8.2
Total non-interest expense	$511,114	$493,036	$18,078	3.7%
Total non-interest expense for the first six months of 2026 increased $18.1 million, a 3.7% increase from the same period of 2025. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits increased $6.3 million, or 2.4%, primarily reflecting normal annual merit increases and strategic hiring associated with our efforts to grow market share and support strategic technology initiatives.
Net occupancy and equipment expense increased $7.5 million, or 8.1%, primarily due to technology-related investments and higher occupancy costs, which included unusually high seasonal snow removal costs in the first quarter of 2026.
Outside services expense increased $3.0 million, or 5.9%, driven by higher third-party legal and consulting costs.
Marketing expense decreased $2.0 million, or 21.2%, primarily due to the timing of certain marketing campaigns.
FDIC insurance decreased $1.7 million, or 9.6%, primarily due to a lower FDIC assessment rate.
Other non-interest expense was $52.4 million and $48.4 million for the first six months of 2026 and 2025, respectively, with the increase due to higher fraud losses, various litigation-related expenses and the impact of Community Uplift, an affordable mortgage down payment assistance program.

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 17

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Income tax expense	$76,233	$66,511
Effective tax rate	21.1%	21.2%
Statutory federal tax rate	21.0	21.0
Income tax expense was higher for the six months ended June 30, 2026, primarily due to higher pre-tax income, offset slightly by higher deduction levels from employee stock compensation vesting.
FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 18

(dollars in millions)	June 30, 2026	December 31, 2025	$ Change	% Change
Assets
Cash and cash equivalents	$2,375	$2,498	$(123)	(4.9)%
Investment securities	8,009	7,844	165	2.1
Loans held for sale	290	515	(225)	(43.7)
Loans and leases, net	35,322	34,338	984	2.9
Goodwill and other intangibles	2,510	2,516	(6)	(0.2)
Other assets	2,493	2,518	(25)	(1.0)
Total Assets	$50,999	$50,229	$770	1.5%
Liabilities and Shareholders’ Equity
Deposits	$38,679	$38,759	$(80)	(0.2)%
Borrowings	4,683	3,918	765	19.5
Other liabilities	798	793	5	0.6
Total Liabilities	44,160	43,470	690	1.6
Shareholders’ Equity	6,839	6,759	80	1.2
Total Liabilities and Shareholders’ Equity	$50,999	$50,229	$770	1.5%
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

Following is a summary of loans and leases:
TABLE 19

(dollars in millions)	June 30, 2026	December 31, 2025	$ Change	% Change
Commercial real estate	$12,035	$12,274	$(239)	(1.9)%
Commercial and industrial	8,194	7,718	476	6.2
Commercial leases	802	791	11	1.4
Other	140	141	(1)	(0.7)
Total commercial loans and leases	21,171	20,924	247	1.2
Direct installment	2,654	2,678	(24)	(0.9)
Residential mortgages	9,471	8,882	589	6.6
Indirect installment	852	767	85	11.1
Consumer lines of credit	1,621	1,526	95	6.2
Total consumer loans	14,598	13,853	745	5.4
Total loans and leases	$35,769	$34,777	$992	2.9%
Our commercial real estate portfolio included $8.2 billion of non-owner-occupied loans of which 17.3% represented office loans. Our top 25 non-owner-occupied commercial real estate loans averaged approximately $22 million per exposure with the office component primarily made up of mid-sized offices located outside of central business districts with an average office loan size of $1.6 million. Additionally, we have a continued focus on core commercial and industrial lending activity with traditional middle market customers. Our minimal non-depository financial institution (NDFI) balances at 1.6% of total loans is well below peer and industry median levels with the large majority of FNB’s NDFI portfolio in the FNBPA Call Report’s “Other Loans” category which supports firm’s working capital and acquisition growth strategies, not lending activities. For consumer lending, residential mortgages increased $589.0 million, compared to December 31, 2025, largely due to the continued successful execution in key markets and long-standing strategy of serving the purchase market.
Non-Performing Assets
Following is a summary of non-performing assets:
TABLE 20

(dollars in millions)	June 30, 2026	December 31, 2025	$ Change	% Change
Commercial real estate	$55	$45	$10	22.2%
Commercial and industrial	39	35	4	11.4
Commercial leases	2	3	(1)	(33.3)
Other	—	2	(2)	(100.0)
Total commercial loans and leases	96	85	11	12.9
Direct installment	3	4	(1)	(25.0)
Residential mortgages	7	12	(5)	(41.7)
Indirect installment	1	1	—	—
Consumer lines of credit	3	3	—	—
Total consumer loans	14	20	(6)	(30.0)
Total non-performing loans and leases	110	105	5	4.8
Other real estate owned	2	3	(1)	(33.3)
Total non-performing assets	$112	$108	$4	3.7%
Non-performing assets increased $3.9 million, or 3.7%, from December 31, 2025, with the ratio of non-performing loans and OREO to total loans and leases and OREO remaining flat at 0.31% and levels remaining at or near historically low levels.

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
At June 30, 2026 and December 31, 2025, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at June 30, 2026, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 4.1% over our R&S forecast period, (ii) a CRE Price Index, which increases 0.9% over our R&S forecast period, (iii) S&P Volatility, which increases 19.1% in 2026 and decreases 7.4% in 2027 and (iv) personal and business bankruptcies, which increase and decrease, respectively, over the R&S forecast period but average below the historical through-the-cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2025 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 4.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which decreases 0.5% over our R&S forecast period, (iii) S&P Volatility, which decreases 2.2% in 2026 and 7.9% in 2027 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through-the-cycle period.
Following is a summary of certain data related to the ACL and loans and leases:
TABLE 21

	Net Loan Charge-Offs		Net Loan Charge-Offs to Average Loans		ACL at
	Six Months Ended June 30,		Six Months Ended June 30,		June 30,
(dollars in millions)	2026	2025	2026	2025	2026
Commercial real estate	$12.8	$10.0	0.07%	0.06%	$166.9
Commercial and industrial	13.1	17.4	0.08	0.10	117.1
Commercial leases	2.0	0.2	0.01	—	22.7
Other commercial	1.1	1.7	0.01	0.01	4.7
Direct installment	0.2	0.3	—	—	25.2
Residential mortgages	1.6	1.6	0.01	0.01	94.0
Indirect installment	2.0	2.7	0.01	0.02	9.6
Consumer lines of credit	0.1	0.4	—	—	7.1
Total net loan charge-offs on loans and leases, net loan charge-offs (annualized)/average loans	$32.9	$34.3	0.19%	0.20%	$447.3
Allowance for credit losses/total loans and leases			1.25%	1.25%
Allowance for credit losses/non-performing loans			404.31%	370.72%
The ACL on loans and leases of $447.3 million at June 30, 2026 increased $7.8 million, or 1.8%, from December 31, 2025, while our ending ACL coverage ratio declined 1 basis point to 1.25%. The ACL as a percentage of non-performing loans for the total portfolio increased to 404% as of June 30, 2026, compared to 371% as of June 30, 2025 and decreased from 418% as of December 31, 2025, with coverage levels remaining at historically high levels.

Total provision for credit losses for the six months ended June 30, 2026 was $39.8 million, compared to $43.1 million for the same period in 2025. Net charge-offs were $32.8 million for the six months ended June 30, 2026, compared to $34.3 million for the first six months of 2025.
Deposits
Our primary source of funds is deposits. Our diversified and granular deposit base is comprised of business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 22

(dollars in millions)	June 30, 2026	December 31, 2025	$ Change	% Change
Non-interest-bearing demand	$10,056	$9,914	$142	1.4%
Interest-bearing demand	6,596	6,740	(144)	(2.1)
Money market	11,695	11,707	(12)	(0.1)
Savings	3,056	3,090	(34)	(1.1)
Certificates and other time deposits	7,276	7,308	(32)	(0.4)
Total deposits	$38,679	$38,759	$(80)	(0.2)%
The mix of non-interest-bearing demand deposits to total deposits was stable at 26% at both June 30, 2026 and December 31, 2025. We ended the quarter with approximately 76% of all deposits insured by the FDIC or collateralized.
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
During the second quarter of 2026, we repurchased $47.0 million, or 2.7 million shares, of common stock at a weighted average share price of $17.46, as we focused on optimizing capital deployment with our strong retained earnings. In April 2026, we announced that our Board of Directors authorized a new share repurchase program. Including the authority remaining under the previous program, total repurchase capacity is approximately $253 million at June 30, 2026. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time.
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
At June 30, 2026, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.
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
Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 23

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2026
F.N.B. Corporation
Total capital	$5,079	13.00%	$3,908	10.00%	$4,103	10.50%
Tier 1 capital	4,441	11.37	2,345	6.00	3,321	8.50
CET1	4,441	11.37	n/a	n/a	2,735	7.00
Leverage	4,441	9.24	n/a	n/a	1,923	4.00
Risk-weighted assets	39,075
FNBPA
Total capital	$5,291	13.62%	$3,885	10.00%	$4,079	10.50%
Tier 1 capital	4,507	11.60	3,108	8.00	3,302	8.50
CET1	4,427	11.40	2,525	6.50	2,719	7.00
Leverage	4,507	9.43	2,390	5.00	1,912	4.00
Risk-weighted assets	38,845
As of December 31, 2025
F.N.B. Corporation
Total capital	$4,971	13.08%	$3,799	10.00%	$3,989	10.50%
Tier 1 capital	4,317	11.36	2,279	6.00	3,229	8.50
CET1	4,317	11.36	n/a	n/a	2,659	7.00
Leverage	4,317	9.11	n/a	n/a	1,896	4.00
Risk-weighted assets	37,991
FNBPA
Total capital	$5,188	13.75%	$3,774	10.00%	$3,963	10.50%
Tier 1 capital	4,371	11.58	3,019	8.00	3,208	8.50
CET1	4,291	11.37	2,453	6.50	2,642	7.00
Leverage	4,371	9.27	2,357	5.00	1,885	4.00
Risk-weighted assets	37,743
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
Management utilizes various strategies to ensure sufficient cash on hand is available to meet the parent company's funding needs. Significant funding sources for the parent company include dividends from subsidiaries, other operating income and access to the capital markets. During the second quarter of 2026, FNBPA paid dividends to the parent of $95 million, an increase of $20 million when compared to the first quarter of 2026, and well within the regulatory capacity to pay dividends to FNB. The Board of Directors regularly reviews appropriate levels of dividends from subsidiaries. In April 2026, we announced that our Board of Directors authorized a new share repurchase program. During the second quarter of 2026, we repurchased $47 million, or 2.7 million shares, of FNB stock at an average cost of $17.46. Including the authority remaining under the previous program, total repurchase capacity is approximately $253 million as of June 30, 2026. The parent company's cash position at June 30, 2026 was $272.9 million. We have historically been opportunistic when accessing the capital markets, and we expect to continue with that strategy. Additionally, in April 2026, our Board of Directors declared a quarterly common stock cash dividend of $0.13, an 8% increase, beginning with the common dividend paid on June 15, 2026.

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
TABLE 24

	June 30, 2026	December 31, 2025	Internal Limit
Liquidity coverage ratio	2.0 times	2.3 times	> 1 time
Months of cash on hand	12.5 months	14.0 months	> 12 months
Parent company cash on hand (millions)	$272.9	$288.3	n/a
The LCR at June 30, 2026 decreased primarily due to the timing of stock repurchases and dividends from the bank subsidiary. In 2026, there are no scheduled debt maturities, a positive for the ratio. Management has concluded that our cash levels remain appropriate given the current market environment.
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
Over time, our liquidity position has been positively impacted by FNBPA's ability to generate growth in relationship-based deposit accounts. Organic growth in low-cost transaction deposits has been complemented by management’s continued strategy of deposit gathering efforts focused on attracting new customer relationships across our geographic footprint and deepening relationships with existing customers, in part through internal lead generation efforts leveraging our data analytics capabilities. Total average deposits increased $28.5 million compared to December 31, 2025, with average interest-bearing deposits increasing $104.9 million and average non-interest-bearing demand deposits decreasing $76.3 million. The mix of non-interest-bearing demand deposits to total deposits remained stable with both the prior quarter and December 31, 2025 at 26%. Our loan to deposit ratio stood at 92.5% at June 30, 2026, compared to 89.7% at December 31, 2025.
At June 30, 2026, approximately 76% of our deposits were insured by the FDIC or collateralized, consistent with December 31, 2025 levels. Our cash balances held at the FRB were $1.9 billion at June 30, 2026 and $2.1 billion at December 31, 2025. Management will continue to evaluate appropriate levels of liquidity based on expected loan and deposit growth, other balance sheet activity and the current market environment.
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged investment securities:
TABLE 25

(dollars in millions)	June 30, 2026	December 31, 2025
Unused wholesale credit availability	$18,588	$18,345
Unused wholesale credit availability as a % of FNBPA assets	36.7%	36.7%
Salable unpledged government and agency securities	$1,461	$1,183
Cash and salable unpledged government and agency securities as a % of FNBPA assets	6.7%	6.5%
Uninsured Deposit Coverage Ratio	140.1%	139.1%

Our bank-level liquidity position remains strong. Our contingency funding policy and periodic liquidity stress testing of multiple stress scenarios is particularly valuable as we actively manage our liquidity. A portion of our available borrowing capacity includes capacity at the FRB's Discount Window. Through various actions, including optimizing collateral between FHLB and FRB plus pledging additional loans to the FRB, management has increased availability from this source to $3.5 billion from $1.1 billion at December 31, 2022. We have no borrowings under this facility. Additional sources of unused wholesale credit availability for FNBPA include the ability to borrow from the FHLB, correspondent bank lines, and access to other funding channels. In addition to credit availability, FNBPA also has excess to cash and salable unpledged government and agency securities that could be utilized to meet funding needs. At June 30, 2026, FNBPA has $3.4 billion of cash and salable unpledged government and agency securities representing 6.7% of total assets, compared to $3.3 billion and 6.5% at December 31, 2025. This compares to a policy minimum of 3.0%. The Uninsured Deposit Coverage Ratio is designed to determine the amount of funding sources available to cover uninsured deposit outflows. This ratio has improved from December 31, 2025 due to various actions undertaken by management, including expanding borrowing capacity at the FHLB and FRB.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of June 30, 2026 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management calculates this ratio at least quarterly and it is reviewed regularly by ALCO. Management monitors the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business and in relation to implied forward rate expectations. A reasonably matched position lays a strong foundation for managing future loan and deposit growth while providing flexibility to manage future interest rate exposures. A positive gap position means that more assets are expected to mature over the next 12 months than liabilities. The allocation of non-maturity deposits and customer repurchase agreements to the twelve-month categories is based on the estimated lives of each product.
TABLE 26

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$1,344	$1,804	$2,067	$3,733	$8,948
Investments	2,046	220	283	567	3,116
	3,390	2,024	2,350	4,300	12,064
Liabilities
Non-maturity deposits	337	673	1,011	2,023	4,044
Time deposits	1,118	1,881	2,153	1,384	6,536
Borrowings	2,262	315	215	433	3,225
	3,717	2,869	3,379	3,840	13,805
Period Gap (Assets - Liabilities)	$(327)	$(845)	$(1,029)	$460	$(1,741)
Cumulative Gap	$(327)	$(1,172)	$(2,201)	$(1,741)
Cumulative Gap to Total Assets	(0.6)%	(2.3)%	(4.3)%	(3.4)%
The twelve-month cumulative gap to total assets ratio was (3.4)% as of June 30, 2026, compared to (2.2)% as of December 31, 2025. The change in the twelve-month cumulative gap to total assets was primarily related to lower prepayment estimates, decreased investment securities maturities and decreased loans held for sale. ALCO regularly monitors various liquidity ratios, stress scenarios of our liquidity position and assumptions considering market disruptions, lending demand, deposit behavior, and funding availability. The stress scenarios forecast that adequate funding will be available even under severe conditions. Management believes we have sufficient liquidity available to meet our normal operating and contingency funding cash needs for the next twelve months and for the foreseeable future.
MARKET RISK
Market risk refers to potential losses arising predominantly from changes in interest rates, foreign exchange rates, equity prices and commodity prices. Interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk. We are primarily exposed to interest rate risk inherent in our lending and deposit-taking activities as a financial intermediary. To succeed in this capacity, we offer an extensive variety of financial products to meet the diverse needs of our customers. These products sometimes contribute to interest rate risk for us when product groups possess different cash flow characteristics. For example, depositors may want short-term deposits, while borrowers may desire long-term loans.

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
The following repricing gap analysis as of June 30, 2026 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing. The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category below is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
TABLE 27

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$16,004	$1,398	$979	$1,724	$20,105
Investments	2,085	224	360	593	3,262
	18,089	1,622	1,339	2,317	23,367
Liabilities
Non-maturity deposits	10,910	—	—	—	10,910
Time deposits	1,208	1,879	2,151	1,379	6,617
Borrowings	2,135	831	10	520	3,496
	14,253	2,710	2,161	1,899	21,023
Off-balance sheet	(1,500)	—	—	500	(1,000)
Period Gap (Assets – Liabilities + Off-balance sheet)	$2,336	$(1,088)	$(822)	$918	$1,344
Cumulative Gap	$2,336	$1,248	$426	$1,344
Cumulative Gap to Earning Assets	5.1%	2.7%	0.9%	2.9%
Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures. Repricing gap analysis, while useful, has some limitations in measuring interest rate risk. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months, resulting in our slightly asset sensitive position. As a result of management's strategies to organically reduce its asset sensitive position, the twelve-month cumulative repricing gap to total assets was 2.9% as of June 30, 2026, down from 3.2% at December 31, 2025. Management's intention is to maintain a near neutral interest rate risk (IRR) position. Specific actions during the second quarter of 2026 included lengthening the average term of newly originated time deposits by 2.1 months to 9.6 months, when compared to the prior quarter to offset the IRR impacts of short-term borrowings which remain benchmarked to the front end of the interest rate curve. These actions provide flexibility as we continue to evaluate the potential for rising interest rates and our current IRR position.
In addition to the repricing gap analysis above, we model rate scenarios which move all rates gradually over twelve months (Rate Ramps). We also model rate scenarios which move all rates in an immediate and parallel fashion (Rate Shocks) and model scenarios that gradually change the shape of the yield curve. Using a static Balance Sheet structure and utilizing net interest income simulations, the following table presents an analysis of the potential sensitivity of our net interest income to changes in interest rates using Rate Ramps and Rate Shocks and the sensitivity of EVE using Rate Shocks. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of June 30, 2026. The calculated results do not reflect management's potential actions.
TABLE 28

	June 30, 2026	December 31, 2025	ALCO Limits
Net interest income change over 12 months (Rate Ramps):
+ 200 basis points	1.6%	1.6%	(10.0)%
+ 100 basis points	0.8	0.8	(10.0)
- 100 basis points	(0.9)	(0.9)	(10.0)
- 200 basis points	(1.9)	(1.9)	(10.0)
Net interest income change over 12 months (Rate Shocks):
+ 200 basis points	2.2	2.5	(10.0)
+ 100 basis points	1.2	1.4	(10.0)
- 100 basis points	(1.6)	(1.8)	(10.0)
- 200 basis points	(3.8)	(4.2)	(10.0)
Economic value of equity (Rate Shocks):
+ 300 basis points	4.3	5.6	(25.0)
+ 200 basis points	3.3	4.2	(15.0)
+ 100 basis points	2.1	2.7	(10.0)
- 100 basis points	(3.3)	(3.9)	(10.0)
- 200 basis points	(8.2)	(9.5)	(15.0)
There are multiple factors that influence our interest rate risk position and impact on net interest income, including external factors such as the shape of the yield curve, the competitive landscape and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing and re-pricing of loans and deposits. Our current interest rate risk position is slightly asset sensitive. A key driver of this position resulted from the origination of consumer and commercial loans with short-term repricing characteristics, some of which have been swapped to a fixed rate. Total variable and adjustable-rate loans were 63.4% of total net loans and leases at both June 30, 2026 and December 31, 2025. Forty-six percent of our net loans and leases reprice within the next three months and are indexed to short-term SOFR, Prime and other indices. Furthermore, we regularly sell long-term fixed-rate residential mortgages in the secondary market.
Management continues to be proactive in managing our IRR position with the intention to maintain exposures around the current near neutral levels. During the first six months of 2026, management adjusted the IRR position by purchasing investment securities with an average duration of 4.5 years, originating adjustable-rate mortgage loans with longer-duration fixed-rate reset periods, originating commercial adjustable rate loans with shorter term reset periods, strategically meeting our customers' preferences for deposit products with shorter-term time deposits and maintaining borrowings with variable rates and varying maturities. As a result, the net interest income percentage change over 12 months shown above in both the up and down rate ramp scenarios is, as intended, essentially unchanged when compared to December 31, 2025.
We also utilize derivatives to manage the IRR position. These positions are used to protect the fair value of assets and liabilities by converting the contractual interest rate on a specified amount (i.e., notional amounts) to another interest rate index or to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity and mix of derivative positions change periodically as we adjust our broader interest rate risk management objectives, and the balance sheet positions to be hedged. At June 30, 2026 the notional balance of these transactions totaled $1.5 billion.
Derivative financial instruments are also offered to enable commercial customers to meet their financing and investing objectives and for their risk management purposes. We typically enter into offsetting third-party contracts with reputable counterparties with substantially matching terms to economically hedge the exposure related to these derivatives. At June 30, 2026, the commercial customer-related interest rate derivatives totaled $5.9 billion (notional), down from $6.1 billion (notional) at December 31, 2025. For additional information regarding interest rate derivatives, see Note 11, "Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements in this Report.
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
CREDIT RATINGS
Credit ratings are subject to ongoing review by rating agencies, which consider a number of factors, including our financial strength, performance, prospects and operations as well as other factors not under our control. Other factors that influence our credit ratings include changes to the rating agencies’ methodologies for our industry or certain security types; the rating agencies’ assessment of the general operating environment for financial services companies; our relative positions in the markets in which we compete; our various risk exposures, our strong credit risk management and other risk management policies and activities; pending litigation and other contingencies; our reputation; our liquidity position, diversity of funding sources and funding costs; the current and expected level and volatility of our earnings; our capital position and capital management practices; our corporate governance; current or future regulatory and legislative initiatives; and the agencies’ views on whether the U.S. government would provide meaningful support to us or our subsidiaries in a crisis. Our credit ratings affect the cost and availability of short- and long-term funding and collateral requirements for certain derivative instruments. Credit rating downgrades or negative watch warnings could negatively impact our reputation with lenders, investors and other third parties, which could also impair our ability to compete in certain markets or engage in certain transactions.
FNB and FNBPA are rated investment grade by three of the Nationally Recognized Statistical Rating Organizations. The following table presents the credit ratings for FNB and FNBPA as of June 30, 2026:
TABLE 29

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
We support our risk management processes and business oversight through a three-line model and a governance structure at the Board of Directors and management levels.
The three-line model consists of:
•First Line - consists of our businesses and enterprise support areas that engage in risk-taking activities and are principally responsible for owning and managing the day-to-day operational activities in accordance with the risk frameworks.
•Second Line - consists of the Risk Management and Compliance Departments responsible for developing risk frameworks and identifying, assessing, overseeing and controlling enterprise aggregate risks independent from the First Line.
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
RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS TO GAAP
Reconciliations of non-GAAP financial measures and key performance indicators discussed in this Report to the most directly comparable GAAP financial measures are included in the following tables.

TABLE 30
Return on average tangible common equity

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net income available to common shareholders (annualized)	$596,518	$524,116	$576,271	$498,467
Amortization of intangibles, net of tax (annualized)	9,761	12,607	10,245	12,614
Tangible net income available to common shareholders (annualized) (non-GAAP)	$606,279	$536,723	$586,516	$511,081
Average total shareholders’ equity	$6,820,346	$6,479,119	$6,814,014	$6,425,927
Less: Average intangible assets (1)	(2,511,122)	(2,525,338)	(2,512,707)	(2,526,481)
Average tangible common equity (non-GAAP)	$4,309,224	$3,953,781	$4,301,307	$3,899,446
Return on average tangible common equity (non-GAAP)	14.07%	13.57%	13.64%	13.11%
(1) Excludes loan servicing rights.

TABLE 31
Return on average tangible assets

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net income (annualized)	$596,518	$524,116	$576,271	$498,467
Amortization of intangibles, net of tax (annualized)	9,761	12,607	10,245	12,614
Tangible net income (annualized) (non-GAAP)	$606,279	$536,723	$586,516	$511,081
Average total assets	$50,394,088	$49,105,636	$50,175,227	$48,795,639
Less: Average intangible assets (1)	(2,511,122)	(2,525,338)	(2,512,707)	(2,526,481)
Average tangible assets (non-GAAP)	$47,882,966	$46,580,298	$47,662,520	$46,269,158
Return on average tangible assets (non-GAAP)	1.27%	1.15%	1.23%	1.10%
(1) Excludes loan servicing rights.
TABLE 32
Tangible book value per common share

(dollars in thousands, except per share data)	June 30, 2026	June 30, 2025
Total shareholders’ equity	$6,838,456	$6,523,791
Less: Intangible assets (1)	(2,509,651)	(2,524,005)
Tangible common equity (non-GAAP)	$4,328,805	$3,999,786
Common shares outstanding	353,560,084	359,123,010
Tangible book value per common share (non-GAAP)	$12.24	$11.14
(1) Excludes loan servicing rights.
TABLE 33
Tangible common equity to tangible assets

(dollars in thousands)	June 30, 2026	June 30, 2025
Total shareholders' equity	$6,838,456	$6,523,791
Less: Intangible assets (1)	(2,509,651)	(2,524,005)
Tangible common equity (non-GAAP)	$4,328,805	$3,999,786
Total assets	$50,998,603	$49,724,837
Less: Intangible assets (1)	(2,509,651)	(2,524,005)
Tangible assets (non-GAAP)	$48,488,952	$47,200,832
Tangible common equity to tangible assets (non-GAAP)	8.93%	8.47%
(1) Excludes loan servicing rights.

TABLE 34
Pre-provision net revenue

	Three Months Ended
(in thousands)	June 30, 2026	March 31, 2026	June 30, 2025
Net interest income	$365,723	$359,278	$347,196
Non-interest income	96,951	90,985	91,015
Less: Non-interest expense	(253,249)	(257,865)	(246,225)
Pre-provision net revenue (reported) (non-GAAP)	$209,425	$192,398	$191,986
Pre-provision net revenue (reported) (annualized) (non-GAAP)	$840,000	$780,281	$770,055
TABLE 35
Efficiency ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Non-interest expense	$253,249	$246,225	$511,114	$493,036
Less: Amortization of intangibles	(3,081)	(3,979)	(6,431)	(7,918)
Less: OREO expense	(147)	(316)	(383)	(631)
Adjusted non-interest expense	$250,021	$241,930	$504,300	$484,487
Net interest income	$365,723	$347,196	$725,001	$671,041
Taxable equivalent adjustment	3,124	3,073	6,269	6,056
Non-interest income	96,951	91,015	187,936	178,781
Less: Net securities (gains) losses	(27)	(58)	(29)	(58)
Adjusted net interest income (FTE) + non-interest income	$465,771	$441,226	$919,177	$855,820
Efficiency ratio (FTE) (non-GAAP)	53.68%	54.83%	54.86%	56.61%

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided in the Market Risk section of "MD&A," which is included in Item 2 of this Report, and is incorporated herein by reference.
ITEM 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. FNB’s management, with the participation of our principal executive and financial officers, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on this evaluation, our management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. The CEO and the CFO have evaluated the changes to our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2026, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 14, 2026, we announced that our Board of Directors authorized a new share repurchase program. The new share repurchase program authorizes FNB to repurchase up to $250 million of its outstanding shares of common stock. Including the authority remaining under the previous program, total repurchase capacity is approximately $253 million at June 30, 2026. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time.

The following table provides information regarding FNB's purchases of our common stock during the quarter ended June 30, 2026.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2026	200,000	$17.68	200,000	$296,398,843
May 1 - May 31, 2026	2,063,334	$17.49	2,063,334	$259,922,733
June 1 - June 30, 2026	400,000	$17.17	400,000	$252,980,700
Total	2,663,334	$17.46	2,663,334
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of FNB adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

F.N.B. CORPORATION

Dated:	August 5, 2026	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 5, 2026	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 5, 2026	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)