Form 10-Q
period 2026-09-30
FNB CORP/PA/
filed 2026-11-03
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2026, the registrant had 350,841,041 shares of common stock outstanding.

F.N.B. CORPORATION
FORM 10-Q
September 30, 2026

Glossary of Acronyms and Terms

Acronym	Description	Acronym	Description
ACL	Allowance for credit losses	FOMC	Federal Open Market Committee
AFS	Available for sale	FRB	Board of Governors of the Federal Reserve System
ALCO	Asset/Liability Committee	FTE	Fully taxable equivalent
AOCI	Accumulated other comprehensive income	GAAP	U.S. generally accepted accounting principles
ASU	Accounting Standards Update	GSE	Government-sponsored enterprises
AULC	Allowance for unfunded loan commitments	HTM	Held to maturity
CECL	Current expected credit losses	LGD	Loss given default
CET1	Common equity tier 1	LIHTC	Low income housing tax credit
CMO	Collateralized mortgage obligations	MBS	Mortgage-backed securities
DOJ	U.S. Department of Justice	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
ERM	Enterprise-wide risk management	MSRs	Mortgage servicing rights
EVE	Economic value of equity	OCI	Other comprehensive income
FASB	Financial Accounting Standards Board	OREO	Other real estate owned
FDIC	Federal Deposit Insurance Corporation	Report	Quarterly Report on Form 10-Q
FHLB	Federal Home Loan Bank	R&S	Reasonable and Supportable
FNB	F.N.B. Corporation	SBA	Small Business Administration
FNBIA	F.N.B. Investment Advisors, Inc.	SEC	Securities and Exchange Commission
FNBPA	First National Bank of Pennsylvania	SOFR	Secured Overnight Financing Rate
FNIS	First National Investment Services Company, LLC	TPS	Trust preferred securities
FNTC	First National Trust Company	U.S.	United States of America
		VIE	Variable interest entity

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$416	$387
Interest-bearing deposits with banks	2,110	2,111
Cash and Cash Equivalents	2,526	2,498
Debt securities available for sale (amortized cost of $3,927 and $3,783; allowance for credit losses of $0 and $0)	3,747	3,727
Debt securities held to maturity (fair value of $4,021 and $3,941; allowance for credit losses of $1 and $0)	4,404	4,117
Loans held for sale (includes $228 and $514 measured at fair value (1))	237	515
Loans and leases, net of unearned income of $72 and $87 (includes $101 and $85 measured at fair value (1))	36,537	34,777
Allowance for credit losses on loans and leases	(456)	(439)
Net Loans and Leases	36,081	34,338
Premises and equipment, net	585	568
Goodwill	2,480	2,480
Core deposit and other intangible assets, net	27	36
Bank owned life insurance	676	667
Other assets	1,290	1,283
Total Assets	$52,053	$50,229
Liabilities
Deposits:
Non-interest-bearing	$10,134	$9,914
Interest-bearing	29,416	28,845
Total Deposits	39,550	38,759
Short-term borrowings	3,001	2,017
Long-term borrowings	1,803	1,901
Other liabilities	886	793
Total Liabilities	45,240	43,470
Shareholders’ Equity
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 375,030,534 and 375,030,534 shares	4	4
Additional paid-in capital	4,694	4,695
Retained earnings	2,646	2,343
Accumulated other comprehensive loss	(187)	(63)
Treasury stock – 24,192,051 and 17,727,219 shares at cost	(344)	(220)
Total Shareholders’ Equity	6,813	6,759
Total Liabilities and Shareholders’ Equity	$52,053	$50,229
(1)Amount represents loans for which we have elected the fair value option. See Note 19.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest Income
Loans and leases, including fees	$509	$511	$1,488	$1,492
Investment Securities:
Taxable	67	60	192	172
Tax-exempt	6	7	20	21
Other	14	18	43	53
Total Interest Income	596	596	1,743	1,738
Interest Expense
Deposits	172	188	510	555
Short-term borrowings	25	18	62	52
Long-term borrowings	23	31	70	101
Total Interest Expense	220	237	642	708
Net Interest Income	376	359	1,101	1,030
Provision for credit losses	19	24	59	67
Net Interest Income After Provision for Credit Losses	357	335	1,042	963
Non-Interest Income
Service charges	24	23	71	68
Interchange and card transaction fees	13	13	39	39
Trust services	12	12	37	36
Insurance commissions and fees	5	5	17	16
Securities commissions and fees	9	9	27	27
Capital markets income	7	8	22	20
Mortgage banking operations	6	9	18	22
Dividends on non-marketable equity securities	8	6	21	18
Bank owned life insurance	5	4	14	13
Other	4	9	15	18
Total Non-Interest Income	93	98	281	277
Non-Interest Expense
Salaries and employee benefits	133	131	404	396
Net occupancy	21	19	64	58
Equipment	30	26	87	80
Outside services	30	26	85	78
Marketing	4	5	12	15
FDIC insurance	9	7	25	24
Bank shares tax	4	4	13	12
Other	26	25	78	73
Total Non-Interest Expense	257	243	768	736
Income Before Income Taxes	193	190	555	504
Income taxes	40	40	116	107
Net Income	$153	$150	$439	$397
Earnings per Common Share
Basic	$0.43	$0.41	$1.23	$1.10
Diluted	0.43	0.41	1.23	1.09
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$153	$150	$439	$397
Other comprehensive income (loss):
Debt securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(19), $3, $(27) and $18	(69)	13	(96)	65
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(4), $0, $(8) and $3	(15)	(1)	(27)	11
Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $0, $1, $0 and $4	(1)	3	(2)	15
Pension and postretirement benefit obligations:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0, $0, $0 and $0	1	—	1	1
Other Comprehensive Income (Loss)	(84)	15	(124)	92
Comprehensive Income (Loss)	$69	$165	$315	$489
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended September 30, 2025
Balance at beginning of period	$4	$4,691	$2,112	$(92)	$(191)	$6,524
Comprehensive income (loss)			150	15		165
Dividends declared on common stock - $0.12/share			(44)			(44)
Issuance of common stock	—	—	—		1	1
Repurchase of common stock					(12)	(12)
Restricted stock compensation		2				2
Balance at end of period	$4	$4,693	$2,218	$(77)	$(202)	$6,636
Three Months Ended September 30, 2026
Balance at beginning of period	$4	$4,691	$2,539	$(103)	$(292)	$6,839
Comprehensive income (loss)			153	(84)		69
Dividends declared on common stock - $0.13/share			(46)			(46)
Issuance of common stock	—	(1)	—		—	(1)
Repurchase of common stock					(52)	(52)
Restricted stock compensation		4				4
Balance at end of period	$4	$4,694	$2,646	$(187)	$(344)	$6,813

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Nine Months Ended September 30, 2025
Balance at beginning of period	$4	$4,695	$1,952	$(169)	$(180)	$6,302
Comprehensive income (loss)			397	92		489
Dividends declared on common stock - $0.36/share			(131)			(131)
Issuance of common stock	—	(17)	—		10	(7)
Repurchase of common stock					(32)	(32)
Restricted stock compensation		15				15
Balance at end of period	$4	$4,693	$2,218	$(77)	$(202)	$6,636
Nine Months Ended September 30, 2026
Balance at beginning of period	$4	$4,695	$2,343	$(63)	$(220)	$6,759
Comprehensive income (loss)			439	(124)		315
Dividends declared on common stock - $0.38/share			(136)			(136)
Issuance of common stock	—	(19)	—		10	(9)
Repurchase of common stock					(134)	(134)
Restricted stock compensation		18				18
Balance at end of period	$4	$4,694	$2,646	$(187)	$(344)	$6,813
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
Unaudited

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income	$439	$397
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	71	55
Provision for credit losses	59	67
Deferred tax expense (benefit)	5	17
Loans originated for sale	(1,383)	(1,225)
Loans sold	1,471	1,182
Net (gains) losses on sale of loans	(24)	(12)
Net change in:
Interest receivable	(9)	(1)
Interest payable	5	(3)
Bank owned life insurance, excluding purchases	(9)	(7)
Other, net	75	(116)
Net cash flows provided by (used in) operating activities	700	354
Investing Activities
Net change in loans and leases, excluding sales and transfers	(1,784)	(1,073)
Debt securities available for sale:
Purchases	(770)	(625)
Maturities/payments	630	560
Debt securities held to maturity:
Purchases	(641)	(386)
Maturities/payments	360	324
Increase in premises and equipment	(76)	(77)
Net proceeds from sales of portfolio loans	194	5
Net cash flows provided by (used in) investing activities	(2,087)	(1,272)
Financing Activities
Net change in:
Deposits	791	1,333
Short-term borrowings	984	649
Proceeds from issuance of long-term borrowings	121	529
Repayment of long-term borrowings	(220)	(1,444)
Repurchases of common stock	(134)	(32)
Cash dividends paid on common stock	(136)	(131)
Other, net	9	8
Net cash flows provided by (used in) financing activities	1,415	912
Net Increase (Decrease) in Cash and Cash Equivalents	28	(6)
Cash and cash equivalents at beginning of period	2,498	2,419
Cash and Cash Equivalents at End of Period	$2,526	$2,413
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2026
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of September 30, 2026, we had 357 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington, D.C. and Virginia.
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
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to the current period presentation. Such reclassifications had no impact on our net income and shareholders' equity. Events occurring subsequent to September 30, 2026 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
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

NOTE 3.    INVESTMENT SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL associated with the AFS portfolio at September 30, 2026 and December 31, 2025. Accrued interest receivable on AFS debt securities totaled $16.3 million at September 30, 2026 and $16.2 million at December 31, 2025, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of AFS debt securities.
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
September 30, 2026
U.S. Treasury	$403	$—	$(6)	$397
U.S. government agencies	27	—	—	27
U.S. GSE	290	—	(10)	280
Residential MBS:
Agency MBS	746	—	(36)	710
Agency CMO	570	—	(76)	494
Agency commercial MBS	1,799	1	(50)	1,750
States of the U.S. and political subdivisions (municipals)	11	—	(1)	10
Other debt securities	81	—	(2)	79
Total debt securities AFS	$3,927	$1	$(181)	$3,747

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2025
U.S. Treasury	$354	$2	$—	$356
U.S. government agencies	35	—	—	35
U.S. GSE	266	—	—	266
Residential MBS:
Agency MBS	801	7	(8)	800
Agency CMO	662	—	(61)	601
Agency commercial MBS	1,595	19	(15)	1,599
States of the U.S. and political subdivisions (municipals)	20	—	(1)	19
Other debt securities	50	1	—	51
Total debt securities AFS	$3,783	$29	$(85)	$3,727

The amortized cost and fair value of HTM debt securities are presented in the following table. The ACL for the HTM portfolio was $0.59 million and $0.29 million at September 30, 2026 and December 31, 2025, respectively. Accrued interest receivable on HTM debt securities totaled $16.6 million and $15.7 million at September 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of HTM debt securities.
TABLE 3.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
September 30, 2026
U.S. Treasury	$1	$—	$—	$1
Residential MBS:
Agency MBS	933	—	(88)	845
Agency CMO	540	—	(78)	462
Agency commercial MBS	1,932	—	(67)	1,865
States of the U.S. and political subdivisions (municipals)	937	—	(148)	789
Other debt securities	61	—	(2)	59
Total debt securities HTM	$4,404	$—	$(383)	$4,021

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2025
Residential MBS:
Agency MBS	$784	$2	$(55)	$731
Agency CMO	612	—	(62)	550
Agency commercial MBS	1,715	18	(19)	1,714
States of the U.S. and political subdivisions (municipals)	982	1	(60)	923
Other debt securities	24	—	(1)	23
Total debt securities HTM	$4,117	$21	$(197)	$3,941

Net unrealized losses on the AFS and HTM portfolios are primarily due to the increase in market interest rates since the time of purchase, with 86.7% of these securities backed or sponsored by the U.S. government as of September 30, 2026. There were no significant gross gains or gross losses realized on investment securities during the nine months ended September 30, 2026 or 2025.

As of September 30, 2026, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$153	$153	$11	$11
Due after one year but within five years	571	556	99	92
Due after five years but within ten years	73	70	375	327
Due after ten years	15	14	514	419
	812	793	999	849
Residential MBS:
Agency MBS	746	710	933	845
Agency CMO	570	494	540	462
Agency commercial MBS	1,799	1,750	1,932	1,865
Total debt securities	$3,927	$3,747	$4,404	$4,021
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential MBS based on the payment patterns of the underlying collateral.
Following is information relating to investment securities pledged:
TABLE 3.4

(dollars in millions)	September 30, 2026	December 31, 2025
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$6,472	$6,445
As collateral for short-term borrowings	124	140
Securities pledged as a percent of total securities	80.9%	84.0%

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of time in a continuous loss position:
TABLE 3.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
September 30, 2026
U.S. Treasury	13	$323	$(6)	—	$—	$—	13	$323	$(6)
U.S. government agencies	3	3	—	11	13	—	14	16	—
U.S. GSE	11	280	(10)	—	—	—	11	280	(10)
Residential MBS:
Agency MBS	25	547	(26)	86	160	(10)	111	707	(36)
Agency CMO	—	—	—	64	494	(76)	64	494	(76)
Agency commercial MBS	48	1,344	(35)	19	303	(15)	67	1,647	(50)
States of the U.S. and political subdivisions (municipals)	—	—	—	6	10	(1)	6	10	(1)
Other debt securities	13	62	(2)	1	2	—	14	64	(2)
Total	113	$2,559	$(79)	187	$982	$(102)	300	$3,541	$(181)

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2025
U.S. government agencies	5	$8	$—	12	$20	$—	17	$28	$—
U.S. GSE	2	65	—	3	51	—	5	116	—
Residential MBS:
Agency MBS	1	46	—	90	251	(8)	91	297	(8)
Agency CMO	—	—	—	64	601	(61)	64	601	(61)
Agency commercial MBS	4	132	(1)	22	371	(14)	26	503	(15)
States of the U.S. and political subdivisions (municipals)	—	—	—	9	19	(1)	9	19	(1)
Other debt securities	—	—	—	3	9	—	3	9	—
Total	12	$251	$(1)	203	$1,322	$(84)	215	$1,573	$(85)
We evaluated the AFS debt securities that were in an unrealized loss position at September 30, 2026. Based on the credit ratings and/or implied government guarantee for these securities, we concluded the loss position is caused by movements of interest rates and does not reflect any expected credit losses. We do not intend to sell these AFS debt securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

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
Our municipal bond portfolio, with a carrying amount of $0.9 billion as of September 30, 2026 is highly rated with an average rating of AA and 95% of the portfolio is rated A or better. All of the investment securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds generally support our primary footprint as 61% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $2.5 million.
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
Our corporate bond portfolio, with a carrying amount of $139.6 million as of September 30, 2026 consists of debentures of banks and bank holding companies. The average holding size of the securities in the corporate bond portfolio is $4.8 million.
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
For the year-to-date periods ending September 30, 2026 and 2025, we had no significant provision expense and no charge-offs or recoveries for the investment securities portfolio. The ACL on the HTM portfolio was $0.59 million, consisting of $0.06 million relating to the municipal bond portfolio and $0.53 million relating to other debt securities, as of September 30, 2026, and $0.06 million relating to the municipal bond portfolio and $0.23 million relating to other debt securities as of December 31, 2025. The AFS securities portfolios did not have an ACL at September 30, 2026 or December 31, 2025 and there were no investment securities that were past due or on non-accrual at either date.

NOTE 4.    LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $128.3 million at September 30, 2026 and $124.1 million at December 31, 2025, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and is not included in the following tables.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 4.1

(in millions)	September 30, 2026	December 31, 2025
Commercial real estate	$11,780	$12,274
Commercial and industrial	8,766	7,718
Commercial leases	799	791
Other	159	141
Total commercial loans and leases	21,504	20,924
Direct installment	2,654	2,678
Residential mortgages	9,738	8,882
Indirect installment	964	767
Consumer lines of credit	1,677	1,526
Total consumer loans	15,033	13,853
Total loans and leases, net of unearned income	$36,537	$34,777
The remaining accretable discount included in the amortized cost of acquired loans was $16.6 million and $21.2 million at September 30, 2026 and December 31, 2025, respectively.
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 4.2

	September 30, 2026	December 31, 2025
Commercial real estate:
Percent owner-occupied	32.5%	30.9%
Percent non-owner-occupied	67.5	69.1
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
September 30, 2026
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$1,054	$1,355	$1,262	$1,306	$1,321	$4,268	$235	$10,801
Special Mention	—	5	28	58	160	352	10	613
Substandard	—	4	15	60	67	216	4	366
Total commercial real estate	1,054	1,364	1,305	1,424	1,548	4,836	249	11,780
Commercial real estate gross charge-offs	—	—	2.7	1.3	1.0	13.4	—	18.4
Commercial and Industrial:
Risk Rating:
Pass	2,181	1,592	758	537	398	932	1,895	8,293
Special Mention	43	20	12	11	4	48	79	217
Substandard	2	12	23	65	7	62	85	256
Total commercial and industrial	2,226	1,624	793	613	409	1,042	2,059	8,766
Commercial and industrial gross charge-offs	0.1	0.6	0.4	10.3	2.0	10.5	—	23.9
Commercial Leases:
Risk Rating:
Pass	243	153	189	102	59	39	—	785
Special Mention	—	—	1	1	1	—	—	3
Substandard	1	—	4	5	1	—	—	11
Total commercial leases	244	153	194	108	61	39	—	799
Commercial leases gross charge-offs	—	—	—	—	—	2.3	—	2.3
Other Commercial:
Risk Rating:
Pass	13	—	—	66	—	7	73	159
Total other commercial	13	—	—	66	—	7	73	159
Other commercial gross charge-offs	—	—	—	—	—	3.7	—	3.7
Total commercial loans and leases	3,537	3,141	2,292	2,211	2,018	5,924	2,381	21,504

(in millions)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
September 30, 2026
CONSUMER
Direct Installment:
Current	347	382	218	175	479	1,041	—	2,642
Past due	—	1	2	1	2	6	—	12
Total direct installment	347	383	220	176	481	1,047	—	2,654
Direct installment gross charge-offs	—	0.2	0.1	0.1	0.1	0.2	—	0.7
Residential Mortgages:
Current	1,547	1,734	1,244	1,077	1,365	2,695	—	9,662
Past due	4	17	12	11	6	26	—	76
Total residential mortgages	1,551	1,751	1,256	1,088	1,371	2,721	—	9,738
Residential mortgages gross charge-offs	—	0.3	0.5	0.4	0.1	0.7	—	2.0
Indirect Installment:
Current	424	240	192	12	27	59	—	954
Past due	1	1	2	1	2	3	—	10
Total indirect installment	425	241	194	13	29	62	—	964
Indirect installment gross charge-offs	0.1	1.0	1.1	0.3	1.0	1.0	—	4.5
Consumer Lines of Credit:
Current	2	3	5	15	34	160	1,446	1,665
Past due	—	—	—	1	1	7	3	12
Total consumer lines of credit	2	3	5	16	35	167	1,449	1,677
Consumer lines of credit gross charge-offs	—	—	—	0.1	—	0.5	—	0.6
Total consumer loans	2,325	2,378	1,675	1,293	1,916	3,997	1,449	15,033
Total loans and leases	$5,862	$5,519	$3,967	$3,504	$3,934	$9,921	$3,830	$36,537
Total charge-offs	$0.2	$2.1	$4.8	$12.5	$4.2	$32.3	$—	$56.1

(in millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
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

Non-Performing and Past Due
The following table provides an analysis of the aging of loans by class.
TABLE 4.5

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
September 30, 2026
Commercial real estate	$19	$—	$62	$81	$11,699	$11,780	$47
Commercial and industrial	11	—	37	48	8,718	8,766	11
Commercial leases	—	—	1	1	798	799	—
Other	—	36	—	36	123	159	—
Total commercial loans and leases	30	36	100	166	21,338	21,504	58
Direct installment	7	1	4	12	2,642	2,654	—
Residential mortgages	52	13	11	76	9,662	9,738	—
Indirect installment	9	—	1	10	954	964	—
Consumer lines of credit	7	2	3	12	1,665	1,677	—
Total consumer loans	75	16	19	110	14,923	15,033	—
Total loans and leases	$105	$52	$119	$276	$36,261	$36,537	$58

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2025
Commercial real estate	$10	$—	$45	$55	$12,219	$12,274	$18
Commercial and industrial	10	—	35	45	7,673	7,718	15
Commercial leases	—	—	3	3	788	791	—
Other	34	1	2	37	104	141	—
Total commercial loans and leases	54	1	85	140	20,784	20,924	33
Direct installment	8	1	4	13	2,665	2,678	—
Residential mortgages	47	9	12	68	8,814	8,882	1
Indirect installment	14	—	1	15	752	767	—
Consumer lines of credit	7	2	3	12	1,514	1,526	—
Total consumer loans	76	12	20	108	13,745	13,853	1
Total loans and leases	$130	$13	$105	$248	$34,529	$34,777	$34

Following is a summary of non-performing assets:
TABLE 4.6

(dollars in millions)	September 30, 2026	December 31, 2025
Non-accrual loans	$119	$105
Total non-performing loans and leases	119	105
Other real estate owned	2	3
Total non-performing assets	$121	$108
Asset quality ratios:
Non-performing loans and leases / total loans and leases	0.33%	0.30%
Non-performing assets plus 90 days or more past due / total loans and leases plus OREO	0.47	0.35
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.4 million at September 30, 2026 and $1.1 million at December 31, 2025. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at September 30, 2026 and December 31, 2025 totaled $20.9 million and $16.9 million, respectively.
Approximately $125.4 million of commercial loans are collateral dependent at September 30, 2026. Repayment is expected to be substantially made through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

Loan Modifications
During the period, there are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. These modifications typically result from loss mitigation activities and could include a term extension, interest rate reduction, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Accrued interest receivable on loan modifications totaled $0.39 million and $0.08 million at September 30, 2026 and September 30, 2025, respectively, and is excluded from the amortized cost of loan modifications in the tables that follow.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified during the period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable, type of concession granted and the financial effect of the modifications made to borrowers experiencing financial difficulty:
TABLE 4.7

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect

Three Months Ended September 30, 2026
Term Extension
Commercial real estate	$1.1	0.01%	The modified loans had an average increase in term of 9 months, extending the maturity date.
Commercial and industrial	11.5	0.13	The modified loans had an average increase in term of 3 months, extending the maturity date.
Direct installment	0.5	0.02	The modified loans had an average increase in term of 14 months, extending the maturity date.
Residential mortgages	0.3	—	The modified loans had an average increase in term of 78 months, extending the maturity date.
Consumer lines of credit	0.2	0.01	The modified loans had an average increase in term of 243 months, extending the maturity date.
Total	13.6
Term Extension and Rate Reduction
Commercial and industrial	0.1	—	Modifications were made with no material financial effect.
Residential mortgages	0.9	0.01	Modifications were made with no material financial effect.
Total	1.0
Other
Commercial real estate	3.2	0.03	The majority resulted in a 3 to 5 month deferral on principal payments.
Commercial and industrial	4.0	0.05	The majority resulted in a 3 to 6 month deferral on principal payments.
Total	7.2
Total Outstanding Modified	$21.8

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Nine Months Ended September 30, 2026
Term Extension
Commercial real estate	$18.1	0.15%	The modified loans had an average increase in term of 13 months, extending the maturity date.
Commercial and industrial	11.8	0.13	The modified loans had an average increase in term of 4 months, extending the maturity date.
Direct installment	1.2	0.05	The modified loans had an average increase in term of 16 months, extending the maturity date.
Residential mortgages	3.5	0.04	The modified loans had an average increase in term of 46 months, extending the maturity date.
Consumer lines of credit	0.2	0.01	The modified loans had an average increase in term of 225 months, extending the maturity date.
Total	34.8
Term Extension and Rate Reduction
Commercial real estate	11.6	0.10	The modified loan had an increase in term of 15 months, extending the maturity date, with a weighted average yield reduction of 300 basis points, and other collateral terms.
Commercial and industrial	0.1	—	Multiple modifications were made with no material financial effect.
Residential mortgages	1.9	0.02	The modified loans had an increase in term of 132 months, extending the maturity date, with a weighted average yield reduction of 213 basis points.
Total	13.6
Other
Commercial real estate	6.2	0.05	The majority resulted in a 3 to 5 month deferral on principal payments.
Commercial and industrial	8.1	0.09	The majority resulted in a 3 to 6 month deferral on principal payments.
Consumer lines of credit	0.3	0.02	Modifications were made with no material financial effect.
Total	14.6
Total Outstanding Modified	$63.0

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Three Months Ended September 30, 2025
Term Extension
Commercial real estate	$1.0	0.01%	The modified loans had an average increase in term of 10 months, extending the maturity date.
Commercial and industrial	0.3	—	The modified loans had an average increase in term of 72 months, extending the maturity date.
Direct installment	0.4	0.01	The modified loans had an average increase in term of 36 months, extending the maturity date.
Residential mortgages	0.7	0.01	The modified loans had an average increase in term of 117 months, extending the maturity date.
Consumer lines of credit	0.2	0.01	The modified loans had an average increase in term of 129 months, extending the maturity date.
Total	2.6
Term Extension and Rate Reduction
Residential mortgages	0.7	0.01	Multiple modifications were made with no material financial effect.
Total	0.7
Other
Commercial real estate	0.8	0.01	Multiple modifications were made with no material financial effect.
Commercial and industrial	1.3	0.02	Multiple modifications were made with no material financial effect.
Total	2.1
Total Outstanding Modified	$5.4

Nine Months Ended September 30, 2025
Term Extension
Commercial real estate	$2.7	0.02%	The modified loans had an average increase in term of 5 months, extending the maturity date.
Commercial and industrial	1.2	0.02	The modified loans had an average increase in term of 41 months, extending the maturity date.
Direct installment	1.9	0.07	The modified loans had an average increase in term of 26 months, extending the maturity date.
Residential mortgages	3.6	0.04	The modified loans had an average increase in term of 44 months, extending the maturity date.
Consumer lines of credit	0.6	0.04	The modified loans had an average increase in term of 165 months, extending the maturity date.
Total	10.0
Term Extension and Rate Reduction
Commercial and industrial	0.1	—	Multiple modifications were made with no material financial effect.
Residential mortgages	1.9	0.02	The term was extended, with a weighted average yield reduction of 100 basis points to 475 basis points with extensions up to 28 years.
Total	2.0
Other
Commercial real estate	2.2	0.02	The majority resulted in a 3-month deferral on principal payments.
Commercial and industrial	2.2	0.03	The majority resulted in a 3-month deferral on principal payments.
Total	4.4
Total Outstanding Modified	$16.4
Some loan modifications may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL. There were no additional funds committed to borrowers whose loans were modified during the first nine months of 2026.

Commercial loans over $1.0 million whose terms have been modified may be placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial loans modified. There was $10.3 million in specific reserves for commercial loans modified at September 30, 2026 and no specific reserves for commercial loans at December 31, 2025 and pooled reserves for individual loans of $1.4 million and $0.6 million at those same respective dates, based on loan segment LGD. Upon default, the amount of the recorded investment of the modified loan balance in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.
All other classes of loans whose terms have been modified are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $1.2 million and $1.3 million as of September 30, 2026 and December 31, 2025, respectively. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of loans modified in a manner that grants a concession to a borrower experiencing financial difficulties, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due or in non-accrual and is within 12 months of restructuring.
TABLE 4.8

Amortized cost basis of modified financing receivables that subsequently defaulted:
(in millions)	Term Extension	Term Extension and Rate Reduction	Other	Total Outstanding Modified
Three Months Ended September 30, 2026
Commercial and industrial	$12.1	$—	$2.6	$14.7
Total commercial loans and leases	12.1	—	2.6	14.7
Direct installment	0.2	—	—	0.2
Residential mortgages	0.5	—	—	0.5
Consumer lines of credit	0.1	—	—	0.1
Total consumer loans	0.8	—	—	0.8
Total	$12.9	$—	$2.6	$15.5

Nine Months Ended September 30, 2026
Commercial real estate	$—	$11.6	$1.0	$12.6
Commercial and industrial	13.1	—	3.1	16.2
Total commercial loans and leases	13.1	11.6	4.1	28.8
Direct installment	0.5	—	—	0.5
Residential mortgages	3.8	1.8	—	5.6
Consumer lines of credit	0.2	—	—	0.2
Total consumer loans	4.5	1.8	—	6.3
Total	$17.6	$13.4	$4.1	$35.1

(in millions)	Term Extension	Term Extension and Rate Reduction	Other	Total Outstanding Modified
Three Months Ended September 30, 2025
Commercial real estate	$0.1	$—	$—	$0.1
Total commercial loans and leases	0.1	—	—	0.1
Total	$0.1	$—	$—	$0.1

Nine Months Ended September 30, 2025
Commercial real estate	$1.1	$—	$1.9	$3.0
Commercial and industrial	0.5	3.0	3.8	7.3
Total commercial loans and leases	1.6	3.0	5.7	10.3
Direct installment	0.4	—	—	0.4
Residential mortgages	2.4	0.5	—	2.9
Consumer lines of credit	0.2	—	—	0.2
Total consumer loans	3.0	0.5	—	3.5
Total	$4.6	$3.5	$5.7	$13.8

We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:
TABLE 4.9

Payment status - amortization cost basis:
(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
September 30, 2026
Commercial real estate	$36.4	$0.2	$—
Commercial and industrial	20.6	2.6	0.1
Total commercial loans and leases	57.0	2.8	0.1
Direct installment	1.2	0.2	0.1
Residential mortgages	4.1	3.2	0.8
Consumer lines of credit	0.6	—	—
Total consumer loans	5.9	3.4	0.9
Total	$62.9	$6.2	$1.0

(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
September 30, 2025
Commercial real estate	$20.9	$—	$1.3
Commercial and industrial	2.9	0.8	1.8
Total commercial loans and leases	23.8	0.8	3.1
Direct installment	1.8	—	0.3
Residential mortgages	5.6	1.0	0.7
Consumer lines of credit	1.0	—	—
Total consumer loans	8.4	1.0	1.0
Total	$32.2	$1.8	$4.1

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

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 5.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2026
Commercial real estate	$166.9	$(4.9)	$0.4	$(4.5)	$1.0	$163.4
Commercial and industrial	117.1	(4.0)	0.5	(3.5)	6.0	119.6
Commercial leases	22.7	(0.3)	0.1	(0.2)	(1.2)	21.3
Other	4.7	(1.4)	0.3	(1.1)	1.2	4.8
Total commercial loans and leases	311.4	(10.6)	1.3	(9.3)	7.0	309.1
Direct installment	25.2	(0.3)	0.2	(0.1)	0.1	25.2
Residential mortgages	94.0	(0.5)	0.1	(0.4)	9.6	103.2
Indirect installment	9.6	(1.6)	0.5	(1.1)	2.3	10.8
Consumer lines of credit	7.1	(0.2)	0.1	(0.1)	0.2	7.2
Total consumer loans	135.9	(2.6)	0.9	(1.7)	12.2	146.4
Total allowance for credit losses on loans and leases	447.3	(13.2)	2.2	(11.0)	19.2	455.5
Allowance for unfunded loan commitments	19.1	—	—	—	0.4	19.5
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$466.4	$(13.2)	$2.2	$(11.0)	$19.6	$475.0

Nine Months Ended September 30, 2026
Commercial real estate	$175.9	$(18.4)	$1.1	$(17.3)	$4.8	$163.4
Commercial and industrial	98.9	(23.9)	7.3	(16.6)	37.3	119.6
Commercial leases	26.2	(2.3)	0.1	(2.2)	(2.7)	21.3
Other	4.4	(3.7)	1.5	(2.2)	2.6	4.8
Total commercial loans and leases	305.4	(48.3)	10.0	(38.3)	42.0	309.1
Direct installment	25.7	(0.7)	0.4	(0.3)	(0.2)	25.2
Residential mortgages	92.4	(2.0)	—	(2.0)	12.8	103.2
Indirect installment	9.0	(4.5)	1.4	(3.1)	4.9	10.8
Consumer lines of credit	7.0	(0.6)	0.4	(0.2)	0.4	7.2
Total consumer loans	134.1	(7.8)	2.2	(5.6)	17.9	146.4
Total allowance for credit losses on loans and leases	439.5	(56.1)	12.2	(43.9)	59.9	455.5
Allowance for unfunded loan commitments	20.1	—	—	—	(0.6)	19.5
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$459.6	$(56.1)	$12.2	$(43.9)	$59.3	$475.0

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2025
Commercial real estate	$179.5	$(9.2)	$0.4	$(8.8)	$7.4	$178.1
Commercial and industrial	88.3	(9.2)	1.0	(8.2)	14.9	95.0
Commercial leases	21.6	—	—	—	1.7	23.3
Other	4.6	(1.4)	0.2	(1.2)	1.2	4.6
Total commercial loans and leases	294.0	(19.8)	1.6	(18.2)	25.2	301.0
Direct installment	26.6	(0.1)	0.1	—	(0.6)	26.0
Residential mortgages	95.4	(0.5)	0.1	(0.4)	(0.8)	94.2
Indirect installment	9.3	(1.6)	0.6	(1.0)	0.8	9.1
Consumer lines of credit	6.8	(0.2)	0.1	(0.1)	0.3	7.0
Total consumer loans	138.1	(2.4)	0.9	(1.5)	(0.3)	136.3
Total allowance for credit losses on loans and leases	432.1	(22.2)	2.5	(19.7)	24.9	437.3
Allowance for unfunded loan commitments	21.0	—	—	—	(0.9)	20.1
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$453.1	$(22.2)	$2.5	$(19.7)	$24.0	$457.4
Nine Months Ended September 30, 2025
Commercial real estate	$166.9	$(19.8)	$1.0	$(18.8)	$30.0	$178.1
Commercial and industrial	85.6	(31.6)	6.0	(25.6)	35.0	95.0
Commercial leases	22.9	(0.2)	—	(0.2)	0.6	23.3
Other	4.3	(3.6)	0.7	(2.9)	3.2	4.6
Total commercial loans and leases	279.7	(55.2)	7.7	(47.5)	68.8	301.0
Direct installment	29.1	(0.7)	0.4	(0.3)	(2.8)	26.0
Residential mortgages	95.9	(2.3)	0.3	(2.0)	0.3	94.2
Indirect installment	9.5	(5.5)	1.8	(3.7)	3.3	9.1
Consumer lines of credit	8.6	(0.8)	0.3	(0.5)	(1.1)	7.0
Total consumer loans	143.1	(9.3)	2.8	(6.5)	(0.3)	136.3
Total allowance for credit losses on loans and leases	422.8	(64.5)	10.5	(54.0)	68.5	437.3
Allowance for unfunded loan commitments	21.4	—	—	—	(1.3)	20.1
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$444.2	$(64.5)	$10.5	$(54.0)	$67.2	$457.4
Following is a summary of changes in the AULC by portfolio segment:
TABLE 5.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in millions)
Balance at beginning of period	$19.1	$21.0	$20.1	$21.4
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	0.4	(0.8)	(0.5)	(1.1)
Consumer portfolio	—	(0.1)	(0.1)	(0.2)
Balance at end of period	$19.5	$20.1	$19.5	$20.1

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
At September 30, 2026 and December 31, 2025, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at September 30, 2026, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 4.1% over our R&S forecast period, (ii) a Commercial Real Estate (CRE) Price Index, which increases 1.1% over our R&S forecast period, (iii) S&P Volatility, which increases 15.9% in 2026 and decreases 4.6% in 2027 and (iv) personal and business bankruptcies, which increase and decrease, respectively, over the R&S forecast period but average below the historical through-the-cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2025 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 4.3% over our R&S forecast period, (ii) a CRE Price Index, which decreases 0.5% over our R&S forecast period, (iii) S&P Volatility, which decreases 2.2% in 2026 and 7.9% in 2027 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through-the-cycle period.
The ACL on loans and leases of $455.5 million at September 30, 2026 increased $16.0 million, or 3.6%, from December 31, 2025. Our ending ACL coverage ratio at September 30, 2026 was 1.25%, and 1.26% at December 31, 2025. Total provision for credit losses for the three months ended September 30, 2026 was $19.6 million, compared to $24.0 million in the same period of 2025. Net charge-offs were $11.0 million, or 0.12% annualized of average total loans, during the three months ended September 30, 2026, compared to $19.7 million, or 0.22% annualized, for the same period of 2025. Total provision for credit losses for the nine months ended September 30, 2026 was $59.5 million, compared to $67.1 million in the same period of 2025. Net charge-offs were $43.9 million, or 0.17% annualized of average total loans, during the nine months ended September 30, 2026, compared to $54.0 million, or 0.21% annualized, for the same period of 2025.
NOTE 6.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 6.1

(in millions)	September 30, 2026	December 31, 2025
Mortgage loans sold with servicing retained	$7,690	$7,062
The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 6.2

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Mortgage loans sold with servicing retained	$481	$415	$1,546	$1,050
Pre-tax net gains (losses) resulting from above loan sales (1)	4	8	18	17
Mortgage servicing fees (1)	5	5	14	13
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.

Following is a summary of activity relating to MSRs:
TABLE 6.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Balance at beginning of period	$75.3	$72.2	$73.5	$70.5
Additions	6.3	4.6	17.3	10.6
Payoffs and curtailments	(1.3)	(1.2)	(5.0)	(3.3)
Impairment (charge) / recovery	(0.4)	(0.1)	(0.3)	(0.1)
Amortization / other	(2.7)	(1.8)	(8.3)	(4.0)
Balance at end of period	$77.2	$73.7	$77.2	$73.7
Fair value, beginning of period	$94.9	$85.5	$88.2	$86.3
Fair value, end of period	116.1	87.0	116.1	87.0
The valuation allowance for MSRs was $0.4 million at September 30, 2026 and $0.1 million at December 31, 2025.
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
Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 6.4

(dollars in millions)	September 30, 2026	December 31, 2025
Weighted average life (months)	106	89
Constant prepayment rate (annualized)	6.6%	8.6%
Discount rate	9.8%	10.1%
Effect on fair value due to change in interest rates:
+2.00%	$14	$13
+1.00%	10	10
+0.50%	6	7
+0.25%	3	4
-0.25%	(4)	(4)
-0.50%	(10)	(8)
-1.00%	(23)	(14)
-2.00%	(45)	(24)
-3.00%	(58)	(42)
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

NOTE 7.    LEASES
We have operating leases primarily for certain branches, office space, land and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of September 30, 2026, we had operating lease right-of-use assets and operating lease liabilities of $203.4 million and $244.6 million, respectively, including $68.3 million in operating right-of-use assets and $97.9 million in operating lease liabilities with a related party. As of September 30, 2026, we had finance lease right-of-use assets and finance lease liabilities of $34.4 million and $38.1 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2026, we have certain operating lease agreements, primarily for administrative office space, that are expected to commence in 2026 and early 2027 with lease terms of up to 20 years. At commencement, it is expected that these leases will add approximately $10.5 million in right-of-use assets and $10.5 million in other liabilities.
The Pittsburgh headquarters building is a related party operating lease accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and the related party represents a VIE for which we are not the primary beneficiary. For further information about the related party VIE, please see Note 8, "Variable Interest Entities" and Note 20, "Acquisition of Partnership Interests."
The components of lease expense were as follows:
TABLE 7.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Operating lease cost	$11	$10	$32	$30
Variable lease cost	2	1	5	4
Finance lease cost	1	1	3	3
Total lease cost	$14	$12	$40	$37

Other information related to leases is as follows:
TABLE 7.2

	Nine Months Ended September 30,
(dollars in millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29	$28
Operating cash flows from finance leases	$1	$1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$20	$19
Finance leases	$4	$—
Weighted average remaining lease term (years):
Operating leases	10	11
Finance leases	16	17
Weighted average discount rate:
Operating leases	4.1%	4.0%
Finance leases	3.7%	3.6%
Future cash flows of lease liabilities are as follows:
TABLE 7.3

(in millions)	Operating Leases	Finance Leases	Total Leases
September 30, 2026
0 - 12 months	$38	$3	$41
13 - 24 months	35	3	38
25 - 36 months	32	3	35
37 - 48 months	29	3	32
49 - 60 months	26	3	29
Later years	141	36	177
Total lease payments	301	51	352
Less: imputed interest	(56)	(13)	(69)
Present value of lease liabilities	$245	$38	$283
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
Unconsolidated VIEs
The following table provides a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with our interests related to VIEs for which we hold an interest, but are not the primary beneficiary. Additionally, we have an operating lease with a related party and a maximum exposure to loss of approximately $70 million and FNBPA made a construction loan to the same related party. For further information about this unconsolidated VIE, please see Note 7, "Leases" and Note 20, "Acquisition of Partnership Interests."
TABLE 8.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2026
Trust preferred securities (1)	$3	$74	$—
Tax credit partnerships	170	52	170
Other investments	42	—	42
Total	$215	$126	$212
December 31, 2025
Trust preferred securities (1)	$3	$74	$—
Tax credit partnerships	174	66	174
Other investments	38	—	38
Total	$215	$140	$212
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
The following table presents the balances of our LIHTC, HTC and NMTC investments and related unfunded commitments:
TABLE 8.2

(in millions)	September 30, 2026	December 31, 2025
Tax credit investments included in other assets	$118	$108
Unfunded tax credit investments	52	66
The following table summarizes the impact of these tax credit investments on the provision for income taxes in our Consolidated Statements of Income:
TABLE 8.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Provision for income taxes:
Amortization of tax credit investments under proportional method	$7	$6	$20	$18
Tax credits from tax credit investments	(7)	(6)	(21)	(19)
Other tax benefits related to tax credit investments	(1)	(1)	(3)	(3)
Total impact on provision for income taxes	$(1)	$(1)	$(4)	$(4)
Other Investments
Other investments we also consider to be unconsolidated VIEs include investments in Small Business Investment Companies and other equity method investments.
NOTE 9.    DEPOSITS
Following is a summary of deposits:
TABLE 9.1

(in millions)	September 30, 2026	December 31, 2025
Non-interest-bearing demand	$10,134	$9,914
Interest-bearing demand	6,834	6,740
Money market	12,406	11,707
Savings	3,021	3,090
Certificates and other time deposits	7,155	7,308
Total deposits	$39,550	$38,759

NOTE 10.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 10.1

(in millions)	September 30, 2026	December 31, 2025
Securities sold under repurchase agreements	$112	$131
Federal Home Loan Bank advances	2,015	1,055
Federal funds purchased	750	705
Subordinated notes	124	126
Total short-term borrowings	$3,001	$2,017
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Of the total short-term FHLB advances, $615.0 million, or 30.5%, had overnight maturities as of September 30, 2026, compared to $530.0 million, or 50.2%, as of December 31, 2025. At September 30, 2026 and December 31, 2025, none of the short-term FHLB advances were swapped to fixed rates. Federal funds purchased are overnight funds borrowed from other financial institutions. Subordinated notes are unsecured and subordinated to our other indebtedness. The short-term subordinated notes mature within one year.
Following is a summary of long-term borrowings:
TABLE 10.2

(in millions)	September 30, 2026	December 31, 2025
Federal Home Loan Bank advances	$1,000	$1,100
Senior notes	498	498
Subordinated notes	87	86
Junior subordinated debt	74	74
Other subordinated debt	144	143
Total long-term borrowings	$1,803	$1,901
Our banking affiliate has available credit with the FHLB of $12.0 billion, of which $8.6 billion was available for borrowing as of September 30, 2026. The outstanding FHLB advances (including both short-term and long-term borrowings) are secured by $16.7 billion of loans collateralized by residential mortgages, home equity lines of credit and commercial real estate. The short-term borrowings are scheduled to mature in various amounts periodically through 2027 while the long-term borrowings are scheduled to mature periodically through 2028. Weighted average interest rates paid on long-term FHLB advances held during the nine months ended September 30, 2026 and 2025 were 3.94% and 4.33%, respectively.

The following table provides information relating to our senior notes and other subordinated debt as of September 30, 2026. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 10.3

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (5)	Carrying Value	Stated Maturity Date	Interest Rate
Senior Notes:
Fixed-To-Floating Rate Senior Notes due December 11, 2030 (1)	$500	$497	$498	12/11/2030	5.722%
Total senior notes	500	497	498
Other Subordinated Debt:
Fixed-To-Floating Rate Subordinated Notes due 2029 (2)	120	118	120	2/14/2029	6.417%
Fixed-To-Floating Rate Subordinated Notes due December 6, 2028 (3) (4)	25	26	24	12/6/2028	7.095%
Total other subordinated debt	145	144	144
Total	$645	$641	$642
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
The following table provides information relating to the Trusts as of September 30, 2026:
TABLE 10.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	5.81%	SOFR + 165 bps
Yadkin Valley Statutory Trust I	25	1	23	12/15/2037	5.48%	SOFR + 132 bps
FNB Financial Services Capital Trust I	25	1	24	9/30/2035	5.80%	SOFR + 146 bps
Patapsco Statutory Trust I	5	—	5	12/15/2035	5.64%	SOFR + 148 bps
Total	$77	$3	$74
The SOFR rate used for the rate reset factors in the above table is the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points).
Other Credit Availability
Excluding FHLB availability, our banking affiliate has additional unused other wholesale credit availability of $9.5 billion as of September 30, 2026.

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
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 11.1

	September 30, 2026			December 31, 2025
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,750	$—	$24	$1,650	$13	$—
Interest rate swaps – not designated	5,897	148	1	6,064	51	51
Total subject to master netting arrangements	7,647	148	25	7,714	64	51
Not subject to master netting arrangements:
Interest rate swaps – not designated	5,897	1	278	6,064	51	155
Interest rate lock commitments – not designated	260	—	6	298	7	—
Forward delivery commitments – not designated	371	10	—	458	—	2
Credit risk contracts – not designated	748	—	—	815	—	—
Total not subject to master netting arrangements	7,276	11	284	7,635	58	157
Total	$14,923	$159	$309	$15,349	$122	$208
Certain derivative exchanges have enacted a rule change which in effect results in the legal characterization of variation margin payments for certain derivative contracts as settlement of the derivatives mark-to-market exposure and not collateral. We record variation margin on trades cleared through these exchanges as settled. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.
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

The following table shows amounts reclassified from AOCI:
TABLE 11.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025		2026	2025
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(35)	$14	Interest income (expense)	$2	$(19)
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 11.3

	Nine months ended September 30,
	2026		2025
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$1,488	$62	$1,492	$52
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	2	—	(19)	—
As of September 30, 2026, the maximum length of time over which forecasted interest cash flows are hedged is 3.3 years. In the twelve months that follow September 30, 2026, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $8.6 million ($6.7 million net of tax), in association with interest on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2026.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the nine months ended September 30, 2026 and 2025, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
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
Risk participation agreements sold with notional amounts totaling $497 million as of September 30, 2026 have remaining terms ranging from 8 days to 19 years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.02 million at September 30, 2026 and $0 at December 31, 2025. The fair values of risk participation agreements purchased and sold were $0.03 million and $0.02 million, respectively, at September 30, 2026, and $0.1 million and $0.1 million, respectively, at December 31, 2025.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 11.4

		Nine Months Ended September 30,
(in millions)	Consolidated Statements of Income Location	2026	2025
Interest rate swaps	Non-interest income - other	$—	$—
Mortgage banking contracts	Mortgage banking operations	12	(3)
Credit risk contracts	Non-interest income - other	—	—
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay $0 as of September 30, 2026 and $0.1 million as of December 31, 2025, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.
TABLE 11.5

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amount Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
September 30, 2026
Derivative Assets
Subject to master netting arrangement	$148	$—	$148	$1	$147	$—
Not subject to master netting arrangement	1	—	1
Total	$149	$—	$149

Derivative Liabilities
Subject to master netting arrangement	$25	$—	$25	$1	$24	$—
Not subject to master netting arrangement	278	—	278
Total	$303	$—	$303

December 31, 2025
Derivative Assets
Subject to master netting arrangement	$64	$—	$64	$43	$20	$1
Not subject to master netting arrangement	51	—	51
Total	$115	$—	$115

Derivative Liabilities
Subject to master netting arrangement	$51	$—	$51	$43	$8	$—
Not subject to master netting arrangement	155	—	155
Total	$206	$—	$206
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

Following is a summary of off-balance sheet credit risk information:
TABLE 12.1

(in millions)	September 30, 2026	December 31, 2025
Commitments to extend credit	$15,219	$14,806
Standby letters of credit	381	263
At September 30, 2026, funding of 84.1% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $19.5 million at September 30, 2026 and $20.1 million at December 31, 2025. Additional information relating to the AULC is provided in Note 5, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
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
On February 5, 2024, we announced that Yadkin Bank and its successor by merger, FNBPA, reached a settlement with the DOJ and the State of North Carolina to resolve their fair lending concerns, which FNBPA disputed, related to the assessment of mortgage lending activities during a four-year period in the Winston-Salem and Charlotte, North Carolina markets that began prior to Yadkin’s merger with FNBPA in March 2017. The settlement included FNBPA's commitment to provide $11.75 million in subsidies on mortgages and home equity loans originated in the Charlotte and Winston-Salem, North Carolina markets beginning in 2024 continuing until the full amount has been deployed. This subsidy amount is part of our existing, previously announced commitment to underserved communities, including the Winston-Salem and Charlotte markets. Importantly, the settlement was not initiated through a referral by a federal bank regulatory agency or consumer complaint, and included no civil money penalties levied against FNBPA. Effective January 2026, FNBPA had fully deployed the $11.75 million mortgage subsidy in the Charlotte and Winston-Salem majority Black and Hispanic census tracts (MBHCTs) and is in substantial compliance with all material terms of the settlement.
NOTE 13.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock unit awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We granted 1,224,364 and 1,413,805 restricted stock units during the nine months ended September 30, 2026 and 2025, respectively, including 266,078 and 316,112 performance-based restricted stock units during those same periods, respectively. We have shareholder approval under the Plan to issue up to 14,000,000 shares of common stock. As of September 30, 2026, we had 6,192,920 remaining shares available for awards under the Plan.
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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 13.1

	Nine Months Ended September 30,
	2026		2025
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	3,484,248	$13.92	3,571,311	$13.38
Granted	1,224,364	17.44	1,413,805	14.51
Net adjustment	250,850	—	304,524	—
Vested	(1,517,833)	13.46	(1,580,678)	13.48
Forfeited/expired/canceled	(122,461)	14.82	(198,227)	13.15
Unvested units outstanding at end of period	3,319,168	15.50	3,510,735	13.90

The following table provides certain information related to restricted stock units:
TABLE 13.2

	Nine Months Ended September 30,
(in millions)	2026	2025
Stock-based compensation expense	$18	$15
Tax benefit related to stock-based compensation expense	4	3
Fair value of units vested	20	21
The components of the restricted stock units as of September 30, 2026 are as follows:
TABLE 13.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,379,578	939,590	3,319,168
Unrecognized compensation expense	$15	$1	$16
Intrinsic value	$41	$16	$57
Weighted average remaining life (in years)	1.94	1.84	1.91
NOTE 14.    INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 14.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Current income taxes:
Federal taxes	$37	$29	$100	$82
State taxes	3	3	10	8
Total current income taxes	40	32	110	90
Deferred income taxes:
Federal taxes	—	8	5	16
State taxes	—	—	1	1
Total deferred income taxes	—	8	6	17
Total income taxes	$40	$40	$116	$107
Statutory federal tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	20.6	21.3	20.9	21.2
Income tax expense was higher for the nine months ended September 30, 2026, primarily due to higher pre-tax income, offset slightly by higher deduction levels from employee stock compensation vesting and the recognition of a deferred tax benefit related to a capital loss.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $14.3 million at September 30, 2026, compared with net deferred tax liabilities of $17.1 million at December 31, 2025.
NOTE 15.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in AOCI, net of tax, by component:
TABLE 15.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Nine Months Ended September 30, 2026
Balance at beginning of period	$(43)	$10	$(30)	$(63)
Other comprehensive income (loss) before reclassifications	(96)	(27)	1	(122)
Amounts reclassified from AOCI	—	(2)	—	(2)
Net current period other comprehensive income (loss)	(96)	(29)	1	(124)
Balance at end of period	$(139)	$(19)	$(29)	$(187)
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

The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 16.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2026	2025	2026	2025
Net income	$153	$150	$439	$397
Basic weighted average common shares outstanding	353,973,737	360,562,829	356,662,801	361,232,517
Net effect of dilutive restricted stock	991,616	1,106,789	858,621	1,096,952
Diluted weighted average common shares outstanding	354,965,353	361,669,618	357,521,422	362,329,469
Earnings per common share:
Basic	$0.43	$0.41	$1.23	$1.10
Diluted	$0.43	$0.41	$1.23	$1.09
There were no anti-dilutive shares for the nine months ended September 30, 2026 and 2025.

NOTE 17.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 17.1

	Nine Months Ended September 30,
(in millions)	2026	2025
Interest paid on deposits and other borrowings	$636	$708
Income taxes paid	65	32
Transfers of loans to other real estate owned	2	2
Loans transferred to held for sale from portfolio	12	32
Loans transferred to portfolio from held for sale	32	27
We did not have any restricted cash as of September 30, 2026 and 2025.
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
The interim segmentation and measurement basis for segment profit and loss as of September 30, 2026 is consistent with December 31, 2025.

The following table provides financial information for these segments of FNB. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of FNB, and includes the parent company, other non-bank subsidiaries and eliminations and adjustments to reconcile to the Consolidated Financial Statements.
TABLE 18.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended September 30, 2026
Interest income	$594	$—	$—	$2	$596
Interest expense	212	—	—	8	220
Net interest income (loss)	382	—	—	(6)	376
Provision for credit losses	19	—	—	—	19
Non-interest income:
Service charges	24	—	—	—	24
Interchange and card transaction fees	13	—	—	—	13
Trust services	—	12	—	—	12
Insurance commissions and fees	—	—	5	—	5
Securities commissions and fees	—	9	—	—	9
Capital markets income	6	—	—	1	7
Mortgage banking operations	6	—	—	—	6
Other	19	—	—	(2)	17
Total non-interest income	68	21	5	(1)	93
Non-interest expense:
Salaries and employee benefits	117	11	4	1	133
Other	113	2	2	7	124
Total non-interest expense	230	13	6	8	257
Income tax expense (benefit)	42	1	—	(3)	40
Net income (loss)	$159	$7	$(1)	$(12)	$153

Total assets	$51,706	$51	$40	$256	$52,053
Total loans and leases	36,487	—	—	50	36,537
Total deposits	39,883	—	—	(333)	39,550
Market value of assets under administration - FNTC and FNIS (1)	—	15,207	—	—	15,207

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended September 30, 2025
Interest income	$595	$—	$—	$1	$596
Interest expense	225	—	—	12	237
Net interest income (loss)	370	—	—	(11)	359
Provision for credit losses	24	—	—	—	24
Non-interest income:
Service charges	23	—	—	—	23
Interchange and card transaction fees	13	—	—	—	13
Trust services	—	12	—	—	12
Insurance commissions and fees	—	—	5	—	5
Securities commissions and fees	—	9	—	—	9
Capital markets income	6	—	—	2	8
Mortgage banking operations	9	—	—	—	9
Other	22	—	—	(3)	19
Total non-interest income	73	21	5	(1)	98
Non-interest expense:
Salaries and employee benefits	117	11	3	—	131
Other	102	3	2	5	112
Non-interest expense	219	14	5	5	243
Income tax expense (benefit)	42	2	—	(4)	40
Net income (loss)	$158	$5	$—	$(13)	$150

Total assets	$49,547	$47	$31	$264	$49,889
Total loans and leases	34,911	—	—	46	34,957
Total deposits	38,894	—	—	(453)	38,441
Market value of assets under administration - FNBIA, FNTC and FNIS (1)	—	14,885	—	—	14,885

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Nine Months Ended September 30, 2026
Interest income	$1,738	$—	$—	$5	$1,743
Interest expense	619	—	—	23	642
Net interest income (loss)	1,119	—	—	(18)	1,101
Provision for credit losses	59	—	—	—	59
Non-interest income:
Service charges	71	—	—	—	71
Interchange and card transaction fees	39	—	—	—	39
Trust services	—	37	—	—	37
Insurance commissions and fees	—	—	17	—	17
Securities commissions and fees	—	27	—	—	27
Capital markets income	17	—	—	5	22
Mortgage banking operations	18	—	—	—	18
Other	56	—	—	(6)	50
Total non-interest income	201	64	17	(1)	281
Non-interest expense:
Salaries and employee benefits	356	34	12	2	404
Other	332	7	4	21	364
Total non-interest expense	688	41	16	23	768
Income tax expense (benefit)	122	5	—	(11)	116
Net income (loss)	$451	$18	$1	$(31)	$439

Total assets	$51,706	$51	$40	$256	$52,053
Total loans and leases	36,487	—	—	50	36,537
Total deposits	39,883	—	—	(333)	39,550
Market value of assets under administration - FNTC and FNIS (1)	—	15,207	—	—	15,207

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Nine Months Ended September 30, 2025
Interest income	$1,734	$—	$—	$4	$1,738
Interest expense	667	—	—	41	708
Net interest income (loss)	1,067	—	—	(37)	1,030
Provision for credit losses	67	—	—	—	67
Non-interest income:
Service charges	68	—	—	—	68
Interchange and card transaction fees	39	—	—	—	39
Trust services	—	36	—	—	36
Insurance commissions and fees	—	—	16	—	16
Securities commissions and fees	—	27	—	—	27
Capital markets income	16	—	—	4	20
Mortgage banking operations	22	—	—	—	22
Other	57	—	—	(8)	49
Total non-interest income	202	63	16	(4)	277
Non-interest expense:
Salaries and employee benefits	352	32	11	1	396
Other	306	10	4	20	340
Total non-interest expense	658	42	15	21	736
Income tax expense (benefit)	116	5	—	(14)	107
Net income (loss)	$428	$16	$1	$(48)	$397

Total assets	$49,547	$47	$31	$264	$49,889
Total loans and leases	34,911	—	—	46	34,957
Total deposits	38,894	—	—	(453)	38,441
Market value of assets under administration - FNBIA, FNTC and FNIS (1)	—	14,885	—	—	14,885
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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 19.1

(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2026
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$397	$—	$—	$397
U.S. government agencies	—	27	—	27
U.S. GSE	—	280	—	280
Residential MBS:
Agency MBS	—	710	—	710
Agency CMO	—	494	—	494
Agency commercial MBS	—	1,750	—	1,750
States of the U.S. and political subdivisions (municipals)	—	10	—	10
Other debt securities	—	79	—	79
Total debt securities available for sale	397	3,350	—	3,747
Loans held for sale	—	228	—	228
Loans receivable	—	—	101	101
Derivative financial instruments
Trading	—	149	—	149
Not for trading	—	10	—	10
Total derivative financial instruments	—	159	—	159
Total assets measured at fair value on a recurring basis	$397	$3,737	$101	$4,235
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$279	$—	$279
Not for trading	—	24	6	30
Total derivative financial instruments	—	303	6	309
Total liabilities measured at fair value on a recurring basis	$—	$303	$6	$309

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$356	$—	$—	$356
U.S. government agencies	—	35	—	35
U.S. GSE	—	266	—	266
Residential MBS:
Agency MBS	—	800	—	800
Agency CMO	—	601	—	601
Agency commercial MBS	—	1,599	—	1,599
States of the U.S. and political subdivisions (municipals)	—	19	—	19
Other debt securities	—	51	—	51
Total debt securities available for sale	356	3,371	—	3,727
Loans held for sale	—	514	—	514
Loans receivable	—	—	85	85
Derivative financial instruments
Trading	—	102	—	102
Not for trading	—	13	7	20
Total derivative financial instruments	—	115	7	122
Total assets measured at fair value on a recurring basis	$356	$4,000	$92	$4,448
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$207	$—	$207
Not for trading	—	1	—	1
Total derivative financial instruments	—	208	—	208
Total liabilities measured at fair value on a recurring basis	$—	$208	$—	$208

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 19.2

(in millions)	Loans Receivable	Interest Rate Lock Commitments	Total
Nine Months Ended September 30, 2026
Balance at beginning of period	$85	$7	$92
Purchases, issuances, sales and settlements:
Issuances	—	—	—
Settlements	—	(7)	(7)
Transfers into Level 3	16	—	16
Balance at end of period	$101	$—	$101
Year Ended December 31, 2025
Balance at beginning of period	$53	$1	$54
Purchases, issuances, sales and settlements:
Issuances	—	7	7
Settlements	—	(1)	(1)
Transfers into Level 3	32	—	32
Balance at end of period	$85	$7	$92
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. During the first nine months of 2026, $16.8 million was transferred to loans receivable measured using the fair value option at Level 3, compared to $24.6 million during the first nine months of 2025.
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
TABLE 19.3

(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2026
Collateral dependent loans	$—	$—	$75	$75
Other assets - MSRs	—	—	3	3
Other assets - SBA servicing asset	—	—	2	2
December 31, 2025
Collateral dependent loans	$—	$—	$126	$126
Other assets - MSRs	—	—	2	2
Other assets - SBA servicing asset	—	—	2	2
Other real estate owned	—	—	1	1
The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the nine months or twelve months ended September 30, 2026 and December 31, 2025, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the nine months ended September 30, 2026 had a carrying amount of $75.4 million, which includes an allocated ACL of $21.3 million. The ACL includes a provision applicable to the current period fair value measurements of $18.3 million, which was included in provision for credit losses for the nine months ended September 30, 2026.
MSRs measured at fair value on a non-recurring basis had a carrying value of $3.7 million, and a valuation allowance of $0.4 million, as of September 30, 2026. The valuation allowance includes provision expense of $0.3 million in earnings for the nine months ended September 30, 2026.
Fair Value of Financial Instruments
Refer to Note 25, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K filed with the SEC on February 24, 2026 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.

The fair values of our financial instruments are as follows:
TABLE 19.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Financial Assets
Cash and cash equivalents	$2,526	$2,526	$2,526	$—	$—
Debt securities available for sale	3,747	3,747	397	3,350	—
Debt securities held to maturity	4,404	4,021	1	4,020	—
Net loans and leases, including loans held for sale	36,318	35,627	—	228	35,399
Loan servicing rights	79	118	—	—	118
Derivative assets	159	159	—	159	—
Accrued interest receivable	172	172	172	—	—
Financial Liabilities
Deposits	39,550	39,492	32,395	7,097	—
Short-term borrowings	3,001	2,996	2,996	—	—
Long-term borrowings	1,803	1,780	—	992	788
Derivative liabilities	309	309	—	303	6
Accrued interest payable	55	55	55	—	—
December 31, 2025
Financial Assets
Cash and cash equivalents	$2,498	$2,498	$2,498	$—	$—
Debt securities available for sale	3,727	3,727	356	3,371	—
Debt securities held to maturity	4,117	3,941	—	3,941	—
Net loans and leases, including loans held for sale	34,853	34,320	—	514	33,806
Loan servicing rights	75	90	—	—	90
Derivative assets	122	122	—	115	7
Accrued interest receivable	163	163	163	—	—
Financial Liabilities
Deposits	38,759	38,736	31,451	7,285	—
Short-term borrowings	2,017	2,018	2,018	—	—
Long-term borrowings	1,901	1,920	—	1,103	817
Derivative liabilities	208	208	—	208	—
Accrued interest payable	50	50	50	—	—

NOTE 20.    ACQUISITION OF PARTNERSHIP INTERESTS
On October 28, 2026, we entered into a preliminary agreement to acquire all outstanding Partnership interests and, upon closing, obtain control of FNB Financial Tower Partners LLC (the Partnership) through FNB Crawford Place LLC, a wholly-owned subsidiary of the Bank, for consideration of $32 million and the assumption of all outstanding Partnership debt which is owed to the Bank and affiliates of FNB.
The Partnership has total assets of approximately $240 million (net book value) and was formed to own and operate the FNB Financial Center, a 26-story office tower in Pittsburgh, Pennsylvania, that serves as corporate headquarters of FNB and the Bank. Prior to the closing of the proposed transaction, the Partnership is a variable interest entity for which FNB is not the primary beneficiary and, accordingly, is not consolidated by FNB.
Upon closing of the proposed transaction, FNB Crawford Place LLC will assume full ownership of the FNB Financial Center. The transaction is expected to close on or before December 31, 2026. The financial effect of the proposed transaction is still being evaluated and has not yet been determined based on the timing of the preliminary agreement. We continue to evaluate the accounting impact of the proposed transaction, including receiving a third-party valuation of FNB Financial Center which is in process, to determine the amount of potential loss to be recognized. This agreement will serve as a mutually agreeable resolution and global release of the FNB Financial Center development project and any/all related litigation.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This MD&A represents an overview of, and highlights, material changes to our financial condition and consolidated results of operations at and for the nine-month periods ended September 30, 2026 and 2025. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2025 Annual Report on Form 10-K filed with the SEC on February 24, 2026. Our results of operations for the nine months ended September 30, 2026 are not necessarily indicative of results expected for the full year.
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
•the impact that shifts in local and regional commercial real estate market conditions, interest rate fluctuations, geographic commercial office space availability and tenant demand and independent appraisal revisions and other factors beyond our control may have on our branch and headquarters properties and other real estate we own;
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
•our ability to continue to invest in technological improvements and artificial intelligence solutions as they become appropriate or necessary;
•any interruption in or breach in security of our information systems, or other cybersecurity risks;
•risks associated with reliance on third-party vendors and related to our use of artificial intelligence in connection with business and operations;

•our capability to effectively deploy multi-layered defense strategies to mitigate risks associated with evolving artificial intelligence enabled fraud schemes;
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
USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS
To supplement our Consolidated Financial Statements presented in accordance with GAAP, we use certain non-GAAP financial measures, such as operating net income available to common shareholders, operating earnings per diluted common share, return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible common equity to tangible assets, pre-provision net revenue (reported), operating pre-provision net revenue, efficiency ratio and net interest margin (FTE) to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.
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
FINANCIAL SUMMARY
Net income for the third quarter of 2026 was $152.9 million, or $0.43 per diluted common share. Comparatively, third quarter of 2025 net income totaled $149.5 million, or $0.41 per diluted common share. On an operating basis, there were no significant items impacting earnings for the third quarter of 2026. By comparison, third quarter of 2025 operating earnings per diluted common share (non-GAAP) was $0.41, excluding a $(2.3) million (pre-tax) significant item impacting earnings due to a reduction in an FDIC special assessment.
For the third quarter of 2026, we generated record net interest income, expanded net interest margin and increased tangible book value per common share (non-GAAP) 7% year-over-year, while continuing to return capital through share repurchase activity and an attractive common stock dividend. We continue to leverage technology investments to gain market share throughout our diverse geographic footprint with 8.5% annualized linked-quarter total loan and lease growth and 8.9% annualized linked-quarter total deposit growth. Our consistent underwriting standards and comprehensive credit monitoring program contributed to solid credit quality results for the quarter. We continued to invest in innovative technology to grow primary relationships and low-cost deposits, while also maintaining a focus on expanding high-value fee-based businesses to diversify revenue streams.
Income Statement Highlights
•Net interest income totaled $376.5 million, an increase of $17.3 million, or 4.8%, from the year-ago quarter, reflecting growth in average earning assets and lower interest-bearing deposit costs, partially offset by lower yields on earning assets (non-GAAP).
•Net interest income increased $10.8 million, or 3.0%, compared to the second quarter of 2026 primarily due to growth in earning assets, higher yields on earning assets (non-GAAP) and the impact of one more day in the current quarter more than offsetting a slight increase in the cost of funds.
•The net interest margin (FTE) (non-GAAP) increased 4 basis points to 3.29% from the year-ago quarter primarily driven by a decrease in cost of funds by 22 basis points, partially offset by a decrease of 18 basis points in the yield on earning assets. The FOMC increased the target federal funds rate by 25 basis points in September 2026.
•The provision for credit losses was $19.6 million, a decrease of 18.1% from the year-ago quarter, with net charge-offs of $11.0 million, or 0.12% annualized of total average loans, compared to $19.7 million, or 0.22% annualized of total average loans, in the year-ago quarter.
•Non-interest income totaled $92.6 million benefiting from our diversified business model and related revenue generation, with a decrease of $4.4 million, or 4.5%, linked quarter, due mainly to higher residual gains on equipment leases in the prior quarter.
•Total revenue equaled $469.1 million, a 2.6% increase from the year-ago quarter, driven by growth in net interest income.
•Non-interest expense totaled $256.9 million, an increase of $13.4 million, or 5.5%, compared to the year-ago quarter, primarily due to increases in net occupancy and equipment expense, outside services expense and FDIC insurance expense. When adjusting for a ($2.3) million significant item in the third quarter of 2025, operating non-interest expense (non-GAAP) increased $11.1 million, or 4.5%.
•Pre-provision net revenue (non-GAAP) totaled $212.2 million, with the 1.3% increase from the prior quarter; driven by record net interest income.
Balance Sheet Highlights
•For the quarter ending September 30, 2026, average loans and leases totaled $36.1 billion, an increase of $1.3 billion, or

3.7%, over the quarter ending September 30, 2025, with growth of $1.2 billion in average consumer loans and $115.4 million in average commercial loans and leases.
•On a linked-quarter basis, period-end total loans and leases increased $768.0 million, or 8.5% annualized, with growth in consumer loans and commercial loans and leases of $435.3 million and $332.7 million, respectively.
•For the quarter ending September 30, 2026, average deposits totaled $38.8 billion, an increase of $914.1 million, or 2.4%, over the quarter ending September 30, 2025, reflecting growth in average interest-bearing demand deposits of $640.6 million, average money market deposits of $443.8 million, average non-interest-bearing demand deposits of $134.0 million, and average savings deposits of $30.6 million more than offsetting the decline in average time deposits of $334.8 million.
•On a linked-quarter basis, period-end total deposits increased $870.6 million, or 8.9% annualized, driven by growth in money market deposits of $710.9 million, interest-bearing demand deposits of $239.0 million and non-interest-bearing demand deposits of $77.5 million more than offsetting the decline in time deposits of $121.4 million.
~~•~~The loan-to-deposit ratio was 92.4% at September 30, 2026, compared to 92.5% at June 30, 2026 and 90.9% at September 30, 2025.
•The ratio of non-performing loans plus OREO to total loans and leases plus OREO increased 2 basis points from the prior quarter to 0.33%. Total delinquency was 0.75%, a 4 basis point increase from the prior quarter. The overall asset quality metrics remain at satisfactory levels.
•The ACL on loans and leases was $455.5 million, an increase of $18.2 million compared to September 30, 2025, driven primarily by loan growth, with the ratio of the ACL to total loans and leases remaining stable at 1.25%.
•Tangible book value per common share (non-GAAP) of $12.28 increased $0.80, or 7.0%, compared to September 30, 2025, and $0.04, or 0.3%, compared to June 30, 2026. AOCI reduced the tangible book value per common share (non-GAAP) by $0.53 as of September 30, 2026, primarily due to the impact of higher rates on the fair value of AFS securities, compared to a reduction of $0.22 as of September 30, 2025, and $0.29 as of June 30, 2026.
•The CET1 capital ratio was 11.3%, compared to 11.1% at September 30, 2025 and 11.4% at June 30, 2026. The tangible common equity to tangible assets ratio (non-GAAP) was 8.7%, compared to 8.7% at September 30, 2025 and 8.9% at June 30, 2026.
•During the third quarter of 2026, we repurchased $50.9 million, or 2.7 million shares, of our common stock at a weighted average share price of $18.69. For the year-to-date period ending September 30, 2026, we repurchased $133 million, or 7.4 million shares, of common stock at a weighted average share price of $17.90, representing 2.1% of shares outstanding at the beginning of the year.

TABLE 1

	Three Months Ended September 30,
Quarterly Results Summary	2026	2025
Reported results
Net income available to common shareholders (millions)	$152.9	$149.5
Earnings per diluted common share	0.43	0.41
Book value per common share	19.42	18.52
Operating results (non-GAAP)
Operating net income available to common shareholders (millions)	152.9	147.7
Operating earnings per diluted common share	0.43	0.41
Average diluted common shares outstanding (thousands)	354,965	361,670
Significant items impacting earnings(1) (millions)
FDIC special assessment reduction (pre-tax)	$—	$2.3
FDIC special assessment reduction (after-tax)	—	1.8
Total significant items (pre-tax)	$—	$2.3
Total significant items (after-tax)	$—	$1.8
Capital measures
CET1 capital ratio	11.27%	11.07%
Tangible common equity to tangible assets (non-GAAP)	8.69	8.69
Tangible book value per common share (non-GAAP)	$12.28	$11.48

	Nine Months Ended September 30,
Year-to-Date Results Summary	2026	2025
Reported results (1)
Net income available to common shareholders (millions)	$438.6	$396.7
Earnings per diluted common share	1.23	1.09
Operating results (non-GAAP)
Operating net income available to common shareholders (millions)	438.6	394.9
Operating earnings per diluted common share	1.23	1.09
Average diluted common shares outstanding (thousands)	357,521	362,329
Significant items impacting earnings(1) (millions)
FDIC special assessment reduction (pre-tax)	$—	$2.3
FDIC special assessment reduction (after-tax)	—	1.8
Total significant items (pre-tax)	$—	$2.3
Total significant items (after-tax)	$—	$1.8
(1) Favorable (unfavorable) impact on earnings
RESULTS OF OPERATIONS

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Net income for the three months ended September 30, 2026 was $152.9 million, or $0.43 per diluted common share, compared to $149.5 million, or $0.41 per diluted common share, for the three months ended September 30, 2025. On an operating basis, there were no significant items impacting earnings for the third quarter of 2026. By comparison, third quarter of 2025 operating earnings per diluted common share (non-GAAP) was $0.41, excluding a $(2.3) million (pre-tax) significant item impacting earnings due to a reduction in an FDIC special assessment.

Net interest income totaled $376.5 million, an increase of $17.3 million, or 4.8%, reflecting growth in earning assets and lower interest-bearing deposit costs, partially offset by lower yields on earning assets. The net interest margin (FTE) (non-GAAP) increased 4 basis points to 3.29%. The provision for credit losses was $19.6 million, compared to $24.0 million. Non-interest income decreased $5.6 million, or 5.7%, primarily due to decreases in mortgage banking operations income, capital markets income and other non-interest income. Non-interest expense for the third quarter of 2026 increased $13.4 million, or 5.5%, primarily due to increases in net occupancy and equipment expense, outside services expense and FDIC insurance expense.
Financial highlights are summarized below:
TABLE 2

	Three Months Ended September 30,		$	%
(dollars in thousands, except per share data)	2026	2025	Change	Change
Net interest income	$376,522	$359,272	$17,250	4.8%
Provision for credit losses	19,640	23,991	(4,351)	(18.1)
Non-interest income	92,599	98,170	(5,571)	(5.7)
Non-interest expense	256,943	243,535	13,408	5.5
Income taxes	39,676	40,407	(731)	(1.8)
Net income	$152,862	$149,509	$3,353	2.2%
Earnings per common share – Basic	$0.43	$0.41	$0.02	4.9%
Earnings per common share – Diluted	0.43	0.41	0.02	4.9
Cash dividends per common share	0.13	0.12	0.01	8.3
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended September 30,
	2026	2025
Return on average equity	8.84%	9.02%
Return on average tangible common equity (1)	14.15	14.94
Return on average assets	1.19	1.20
Return on average tangible assets (1)	1.27	1.29
Equity to assets	13.09	13.30
Average equity to average assets	13.46	13.28
Tangible common equity to tangible assets (1)	8.69	8.69
CET1 capital ratio	11.27	11.07
Dividend payout ratio	30.14	29.05
Book value per common share	$19.42	$18.52
Tangible book value per common share (1)	12.28	11.48
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended September 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits with banks	$1,546,215	$13,367	3.43%	$1,738,570	$18,286	4.17%
Taxable investment securities (1)	7,094,947	66,751	3.76	6,611,222	59,506	3.60
Tax-exempt investment securities (1)(2)	951,728	8,405	3.53	1,003,661	8,742	3.48
Loans held for sale	281,326	5,172	7.35	312,034	5,480	7.02
Loans and leases (2)(3)	36,114,741	505,434	5.56	34,814,280	507,107	5.79
Total interest-earning assets (2)	45,988,957	599,129	5.18	44,479,767	599,121	5.36
Cash and due from banks	385,202			415,030
Allowance for credit losses	(459,294)			(440,868)
Premises and equipment	575,001			560,685
Other assets	4,488,218			4,504,231
Total assets	$50,978,084			$49,518,845
Liabilities
Deposits:
Interest-bearing demand	$6,674,309	19,270	1.15	$6,033,758	15,893	1.05
Money market	11,824,440	86,798	2.91	11,380,618	95,708	3.34
Savings	3,106,539	6,924	0.88	3,075,982	7,557	0.97
Certificates and other time	7,160,868	59,129	3.28	7,495,691	68,409	3.62
Total interest-bearing deposits	28,766,156	172,121	2.37	27,986,049	187,567	2.66
Short-term borrowings	2,644,489	24,999	3.75	1,682,747	17,764	4.16
Long-term borrowings	1,851,978	22,338	4.79	2,511,652	31,369	4.96
Total interest-bearing liabilities	33,262,623	219,458	2.62	32,180,448	236,700	2.92
Non-interest-bearing demand deposits	10,039,263			9,905,230
Total deposits and borrowings	43,301,886		2.01	42,085,678		2.23
Other liabilities	814,313			856,542
Total liabilities	44,116,199			42,942,220
Shareholders’ equity	6,861,885			6,576,625
Total liabilities and shareholders’ equity	$50,978,084			$49,518,845
Net interest-earning assets	$12,726,334			$12,299,319
Net interest income (FTE) (2)		379,671			362,421
Tax-equivalent adjustment		(3,149)			(3,149)
Net interest income		$376,522			$359,272
Net interest spread			2.56%			2.44%
Net interest margin (2)			3.29%			3.25%
(1)The average balances and yields earned on investment securities are based on historical cost.
(2)The interest income amounts are reflected on an FTE basis (non-GAAP), which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21%. The yield on earning assets and the net interest margin are presented on an FTE basis (non-GAAP). We believe this measure is commonly used in the industry to evaluate net interest income and provides a relevant comparison between taxable and non-taxable amounts.
(3)Average loans and leases consist of average total loans, including non-accrual loans, less average unearned income.

Net Interest Income
Net interest income on an FTE basis (non-GAAP) totaled $379.7 million, increasing $17.3 million, or 4.8%, reflecting growth in average earning assets and lower interest-bearing deposit costs and borrowing costs, partially offset by lower yields on earning assets. The net interest margin (FTE) (non-GAAP) increased 4 basis points to 3.29%. The yield on earning assets (non-GAAP) decreased 18 basis points to 5.18%, driven by a 23 basis point decline in yields on loans to 5.56%, partially offset by a 15 basis point increase in yields on investment securities to 3.73%. Total cost of funds decreased 22 basis points to 2.01%, with a 47 basis point decrease in total borrowing costs to 4.17% and a 29 basis point decrease in interest-bearing deposit costs to 2.37%. The FOMC increased the target federal funds rate by 25 basis points in September 2026.
Interest income on an FTE basis (non-GAAP) was $599.1 million for both the third quarters of 2026 and 2025, resulting in a lower yield on earning assets (non-GAAP) of 18 basis points, despite the growth in average earning assets of $1.5 billion. The increase in average earning assets was primarily driven by a $1.3 billion, or 3.7%, increase in average loans and leases and an increase of $431.8 million in average investment securities.
Interest expense of $219.5 million for the third quarter of 2026 decreased $17.2 million from the same quarter of 2025, primarily due to a 22 basis point reduction in the cost of funds, partially offset by the growth in average interest-bearing deposits. Average total deposits increased $914.1 million, or 2.4%, reflecting solid organic growth in new and existing customer relationships. The funding mix was stable with non-interest-bearing demand deposits comprising 26% of total deposits at both September 30, 2026 and 2025. Average short-term borrowings increased $961.7 million, or 57.2%, at lower rates paid, while average long-term borrowings decreased $659.7 million, or 26.3%, which included the maturity of $350 million in senior notes in August 2025 and $100 million in subordinated notes in October 2025, combined with decreases in average long-term FHLB borrowings. The decrease in total cost of funds is comprised of a 47 basis point decrease in total borrowing costs and a 29 basis point decrease in interest-bearing deposit costs to 2.37%.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(1,794)	$(3,125)	$(4,919)
Investment securities (2)	5,556	1,352	6,908
Loans held for sale	(532)	224	(308)
Loans and leases (2)	16,977	(18,650)	(1,673)
Total interest income (2)	20,207	(20,199)	8
Interest Expense (1)
Deposits:
Interest-bearing demand	3,235	142	3,377
Money market	3,289	(12,199)	(8,910)
Savings	215	(848)	(633)
Certificates and other time	(2,728)	(6,552)	(9,280)
Short-term borrowings	9,463	(2,228)	7,235
Long-term borrowings	(8,109)	(922)	(9,031)
Total interest expense	5,365	(22,607)	(17,242)
Net change (2)	$14,842	$2,408	$17,250
(1)The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)Interest income amounts are reflected on an FTE basis (non-GAAP), which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21%. We believe this measure is commonly used in the industry to evaluate net interest income and provides a relevant comparison between taxable and non-taxable amounts.

Provision for Credit Losses
Provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb expected life-of-loan losses in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 6

	Three Months Ended September 30,		$	%
(dollars in thousands)	2026	2025	Change	Change
Provision for credit losses on loans and leases	$19,165	$24,889	$(5,724)	(23.0)%
Provision for unfunded loan commitments	366	(859)	1,225	142.6
Total provision for credit losses on loans and leases	19,531	24,030	(4,499)	(18.7)
Provision for investment securities	109	(39)	148	379.5
Total provision for credit losses	$19,640	$23,991	$(4,351)	(18.1)%
Net loan charge-offs	$11,018	$19,691	$(8,673)	(44.0)%
Net loan charge-offs (annualized) / total average loans and leases	0.12%	0.22%
Provision for credit losses on loans and leases for the third quarter of 2026 declined $4.5 million, or 18.7%, and reflected net charge-offs of $11.0 million, or 0.12% annualized of total average loans, compared to $19.7 million, or 0.22% annualized, in the third quarter of 2025. For additional information relating to the allowance and provision for credit losses, refer to the “Allowance for Credit Losses on Loans and Leases” section of this MD&A.
Non-Interest Income
The breakdown of non-interest income for the three months ended September 30, 2026 and 2025 is presented in the following table:
TABLE 7

	Three Months Ended September 30,		$	%
(dollars in thousands)	2026	2025	Change	Change
Service charges	$24,515	$23,191	$1,324	5.7%
Interchange and card transaction fees	13,494	13,424	70	0.5
Trust services	12,151	11,647	504	4.3
Insurance commissions and fees	5,388	4,495	893	19.9
Securities commissions and fees	9,129	8,868	261	2.9
Capital markets income	6,423	7,875	(1,452)	(18.4)
Mortgage banking operations	5,569	9,183	(3,614)	(39.4)
Dividends on non-marketable equity securities	7,489	6,110	1,379	22.6
Bank owned life insurance	4,668	4,208	460	10.9
Net securities gains (losses)	58	—	58	—
Other	3,715	9,169	(5,454)	(59.5)
Total non-interest income	$92,599	$98,170	$(5,571)	(5.7)%

Total non-interest income decreased $5.6 million, or 5.7%, to $92.6 million for the third quarter of 2026, compared to $98.2 million for the third quarter of 2025. The variances in the individual non-interest income items are explained in the following paragraphs.
Service charges increased $1.3 million, or 5.7%, driven by solid treasury management activity and higher consumer transaction volume.
Capital markets income of $6.4 million reflected solid contributions from our numerous businesses while decreasing $1.5 million, or 18.4%, primarily due to the record debt capital markets and international banking income in the third quarter of 2025.
Mortgage banking operations income decreased $3.6 million, or 39.4%, primarily driven by tighter gain-on-sale margins and net fair value adjustments given the volatility of interest rates during the quarter.

Dividends on non-marketable equity securities increased $1.4 million, or 22.6%, primarily due to an increase in average FHLB borrowings, combined with an increase in the FHLB dividend payment rate.
Other non-interest income was $3.7 million and $9.2 million for the three months ended September 30, 2026 and 2025, respectively, with the decrease primarily due to a $5.4 million recovery in the third quarter of 2025 on an other asset that was previously written off as part of a 2017 acquisition.
Non-Interest Expense
The breakdown of non-interest expense for the three months ended September 30, 2026 and 2025 is presented in the following table:
TABLE 8

	Three Months Ended September 30,		$	%
(dollars in thousands)	2026	2025	Change	Change
Salaries and employee benefits	$132,848	$131,575	$1,273	1.0%
Net occupancy	20,700	19,161	1,539	8.0
Equipment	30,338	25,662	4,676	18.2
Outside services	30,024	26,033	3,991	15.3
Marketing	4,332	5,517	(1,185)	(21.5)
FDIC insurance	8,677	6,351	2,326	36.6
Bank shares tax	4,443	3,959	484	12.2
Other	25,581	25,277	304	1.2
Total non-interest expense	$256,943	$243,535	$13,408	5.5%
Total non-interest expense for the third quarter of 2026 increased $13.4 million, or 5.5%, from the same period of 2025. On an operating basis (non-GAAP), non-interest expense increased $11.1 million, or 4.5%, when excluding a significant item of $(2.3) million in the third quarter of 2025. The variances in the individual non-interest expense items are explained in the following paragraphs.
Net occupancy and equipment increased $6.2 million, or 13.9%, primarily due to technology-related investments and higher occupancy costs.
Outside services increased $4.0 million, or 15.3%, driven by higher third-party legal and consulting costs.
Marketing expense decreased $1.2 million, or 21.5%, due to the timing of various marketing promotions.
FDIC insurance was higher by $2.3 million, or 36.6%, due to the $2.3 million reduction in the FDIC special assessment during the third quarter of 2025.

TABLE 9
The following table presents non-interest expense for the three months ended September 30, 2026 and 2025 excluding a significant item impacting earnings in the third quarter of 2025:

	Three Months Ended September 30,		$	%
(dollars in thousands)	2026	2025	Change	Change
Total non-interest expense, as reported	$256,943	$243,535	$13,408	5.5%
Significant item:
FDIC special assessment	—	2,272	(2,272)
Total non-interest expense, excluding significant item (1)	$256,943	$245,807	$11,136	4.5%
(1) Non-GAAP
Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

	Three Months Ended September 30,
(dollars in thousands)	2026	2025
Income tax expense	$39,676	$40,407
Effective tax rate	20.6%	21.3%
Statutory federal tax rate	21.0	21.0
Income tax expense was lower for the third quarter of 2026. Although pre-tax income increased slightly, the impact on income tax expense was offset by the recognition of a deferred tax benefit related to a capital loss.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Net income for the first nine months of 2026 was $438.6 million, or $1.23 per diluted common share, compared to $396.7 million, or $1.09 per diluted common share, for the first nine months of 2025. There were no significant items impacting earnings for the first nine months of 2026. For the first nine months of 2025, operating earnings per diluted common share (non-GAAP) was $1.09, excluding $(2.3) million (pre-tax) of a significant item impacting earnings due to a reduction in an FDIC special assessment.
Net interest income totaled $1.1 billion, an increase of $71.2 million, or 6.9%, compared to $1.0 billion, reflecting growth in average earning assets and lower interest-bearing deposit costs and borrowing costs, partially offset by a lower yield on interest earning assets. The net interest margin (FTE) (non-GAAP) increased 10 basis points to 3.26%. The provision for credit losses for the first nine months of 2026 totaled $59.5 million, compared to $67.1 million. Net charge-offs for the first nine months of 2026 totaled $43.9 million, or 0.17% annualized of total average loans, compared to $54.0 million, or 0.21% annualized of total average loans. Non-interest income totaled $280.5 million, an increase of $3.6 million, or 1.3%, compared to $277.0 million, reflecting increased revenue from wealth management, service charges, insurance commissions and fees, capital markets income and higher dividends on non-marketable equity securities, partially offset by decreased income from mortgage banking operations. Non-interest expense totaled $768.1 million, increasing $31.5 million, or 4.3%, reflecting increased salaries and employee benefit costs, net occupancy and equipment expense, outside services expense and other non-interest expense.

Financial highlights are summarized below:
TABLE 11

	Nine Months Ended September 30,		$	%
(dollars in thousands, except per share data)	2026	2025	Change	Change
Net interest income	$1,101,523	$1,030,313	$71,210	6.9%
Provision for credit losses	59,463	67,081	(7,618)	(11.4)
Non-interest income	280,535	276,951	3,584	1.3
Non-interest expense	768,057	736,571	31,486	4.3
Income taxes	115,909	106,918	8,991	8.4
Net income	$438,629	$396,694	$41,935	10.6%
Earnings per common share – Basic	$1.23	$1.10	$0.13	11.8%
Earnings per common share – Diluted	1.23	1.09	0.14	12.8
Cash dividends per common share	0.38	0.36	0.02	5.6
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 12

	Nine Months Ended September 30,
	2026	2025
Return on average equity	8.59%	8.19%
Return on average tangible common equity (1)	13.81	13.74
Return on average assets	1.16	1.08
Return on average tangible assets (1)	1.24	1.17
Equity to assets	13.09	13.30
Average equity to average assets	13.54	13.21
Tangible common equity to tangible assets (1)	8.69	8.69
CET1 capital ratio	11.27	11.07
Dividend payout ratio	31.00	33.02
Book value per common share	$19.42	$18.52
Tangible book value per common share (1)	12.28	11.48
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 13

	Nine Months Ended September 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits with banks	$1,634,508	$42,671	3.49%	$1,734,300	$53,147	4.10%
Taxable investment securities (1)	6,995,234	191,298	3.65	6,546,054	171,096	3.48
Tax-exempt investment securities (1)(2)	967,382	25,600	3.53	1,006,126	26,243	3.48
Loans held for sale	348,135	18,718	7.17	247,438	13,519	7.29
Loans and leases (2)(3)	35,509,872	1,474,405	5.55	34,458,648	1,483,204	5.75
Total interest-earning assets (2)	45,455,131	1,752,692	5.15	43,992,566	1,747,209	5.31
Cash and due from banks	378,783			401,509
Allowance for credit losses	(453,116)			(435,677)
Premises and equipment	570,226			551,738
Other assets	4,494,763			4,529,221
Total assets	$50,445,787			$49,039,357
Liabilities
Deposits:
Interest-bearing demand	$6,611,504	55,837	1.13	$6,135,852	51,093	1.11
Money market	11,739,220	256,706	2.92	11,001,664	278,008	3.38
Savings	3,101,693	20,132	0.87	3,083,456	22,497	0.98
Certificates and other time	7,222,049	177,241	3.28	7,321,336	202,987	3.71
Total interest-bearing deposits	28,674,466	509,916	2.38	27,542,308	554,585	2.69
Short-term borrowings	2,245,532	62,455	3.71	1,645,644	51,999	4.21
Long-term borrowings	1,945,677	69,380	4.77	2,692,580	101,153	5.02
Total interest-bearing liabilities	32,865,675	641,751	2.61	31,880,532	707,737	2.97
Non-interest-bearing demand deposits	9,937,391			9,789,501
Total deposits and borrowings	42,803,066		2.00	41,670,033		2.27
Other liabilities	812,575			892,612
Total liabilities	43,615,641			42,562,645
Shareholders’ equity	6,830,146			6,476,712
Total liabilities and shareholders’ equity	$50,445,787			$49,039,357
Net interest-earning assets	$12,589,456			$12,112,034
Net interest income (FTE) (2)		1,110,941			1,039,472
Tax-equivalent adjustment		(9,418)			(9,159)
Net interest income		$1,101,523			$1,030,313
Net interest spread			2.54%			2.34%
Net interest margin (2)			3.26%			3.16%
(1)The average balances and yields earned on investment securities are based on historical cost.
(2)The interest income amounts are reflected on an FTE basis (non-GAAP), which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21%. The yield on earning assets and the net interest margin are presented on an FTE basis (non-GAAP). We believe this measure is commonly used in the industry to evaluate net interest income and provides a relevant comparison between taxable and non-taxable amounts.
(3)Average loans and leases consist of average total loans, including non-accrual loans, less average unearned income.

Net Interest Income
Net interest income on an FTE basis (non-GAAP) totaled $1.1 billion, increasing $71.5 million, or 6.9%, reflecting growth in average earning assets and lower interest-bearing deposit costs and borrowing costs, partially offset by lower yields on earning assets. The net interest margin (FTE) (non-GAAP) increased 10 basis points to 3.26%. The yield on earning assets (non-GAAP) decreased 16 basis points to 5.15%, driven by a 20 basis point decline in yields on loans to 5.55%, partially offset by a 15 basis point increase in yields on investment securities to 3.63%. Total cost of funds decreased 27 basis points to 2.00%, with a 31 basis point decrease in interest-bearing deposit costs to 2.38% and a 51 basis point decrease in total borrowing costs. The FOMC increased the target federal funds rate by 25 basis points in September 2026 but cut the target federal funds rate by 75 basis points during the second half of 2025.
Interest income on an FTE basis (non-GAAP) of $1.8 billion, increased $5.5 million, or 0.3%, resulting from growth in average earning assets of $1.5 billion, partially offset by a decrease of 16 basis points in the yield on earning assets (non-GAAP). The increase in average earning assets was primarily driven by a $1.1 billion, or 3.1%, increase in average loans and leases and an increase of $410.4 million in average investment securities.
Interest expense of $641.8 million decreased $66.0 million primarily due to a 27 basis point reduction in the cost of funds, partially offset by growth in average interest-bearing deposits. Average total deposits increased $1.3 billion, or 3.4%, reflecting solid organic growth in new and existing customer relationships. The funding mix was stable with non-interest-bearing demand deposits comprising 26% of total deposits at both September 30, 2026 and 2025. Average short-term borrowings increased $599.9 million, or 36.5%, at lower yields, while average long-term borrowings decreased $746.9 million, or 27.7%, which included the maturity of $350 million in senior notes in August 2025 and $100 million in subordinated notes in October 2025, combined with a decline in average long-term FHLB borrowings. The decrease in total cost of funds is comprised of a 51 basis point decrease in total borrowing costs and a 31 basis point decrease in interest-bearing deposit costs to 2.38%.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on average interest-earning assets and the average volume and rates paid for average interest-bearing liabilities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:
TABLE 14

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(2,723)	$(7,753)	$(10,476)
Investment securities (2)	14,771	4,788	19,559
Loans held for sale	5,373	(174)	5,199
Loans and leases (2)	37,954	(46,753)	(8,799)
Total interest income (2)	55,375	(49,892)	5,483
Interest Expense (1)
Deposits:
Interest-bearing demand	7,418	(2,674)	4,744
Money market	16,178	(37,480)	(21,302)
Savings	766	(3,131)	(2,365)
Certificates and other time	(1,506)	(24,240)	(25,746)
Short-term borrowings	17,999	(7,543)	10,456
Long-term borrowings	(27,563)	(4,210)	(31,773)
Total interest expense	13,292	(79,278)	(65,986)
Net change (2)	$42,083	$29,386	$71,469
(1)The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)Interest income amounts are reflected on an FTE basis (non-GAAP), which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21%. We believe this measure is commonly used in the industry to evaluate net interest income and provides a relevant comparison between taxable and non-taxable amounts.

Provision for Credit Losses
The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 15

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2026	2025	Change	Change
Provision for credit losses on loans and leases	$59,813	$68,467	$(8,654)	(12.6)%
Provision for unfunded loan commitments	(649)	(1,291)	642	49.7
Total provision for credit losses on loans and leases	59,164	67,176	(8,012)	(11.9)
Provision for investment securities	299	(95)	394	414.7
Total provision for credit losses	$59,463	$67,081	$(7,618)	(11.4)%
Net loan charge-offs	$43,863	$54,013	$(10,150)	(18.8)%
Net loan charge-offs (annualized) / total average loans and leases	0.17%	0.21%
The provision for credit losses on loans and leases was $59.2 million, compared to $67.2 million for the first nine months of 2025. The first nine months of 2026 included net charge-offs of $43.9 million, or 0.17% annualized of total average loans, compared to $54.0 million, or 0.21% annualized of total average loans, in the first nine months of 2025, reflecting continued strong credit quality performance. The ACL on loans and leases was $455.5 million, an increase of $18.2 million, driven by loan growth as the ratio of the ACL to total loans and leases remained stable at 1.25%.
Non-Interest Income
The breakdown of non-interest income for the nine months ended September 30, 2026 and 2025 is presented in the following table:
TABLE 16

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2026	2025	Change	Change
Service charges	$71,034	$68,476	$2,558	3.7%
Interchange and card transaction fees	39,284	39,048	236	0.6
Trust services	37,556	35,638	1,918	5.4
Insurance commissions and fees	17,022	15,396	1,626	10.6
Securities commissions and fees	27,614	26,570	1,044	3.9
Capital markets income	21,238	20,095	1,143	5.7
Mortgage banking operations	17,233	22,482	(5,249)	(23.3)
Dividends on non-marketable equity securities	20,467	17,838	2,629	14.7
Bank owned life insurance	14,109	13,396	713	5.3
Net securities gains (losses)	87	58	29	50.0
Other	14,891	17,954	(3,063)	(17.1)
Total non-interest income	$280,535	$276,951	$3,584	1.3%
Total non-interest income increased $3.6 million, or 1.3%. The variances in significant individual non-interest income items are explained in the following paragraphs.
Service charges increased by $2.6 million driven by solid treasury management activity and higher consumer transaction volume.

Wealth management revenues increased $3.0 million, or 4.8%, as trust services income and securities commissions and fees increased 5.4% and 3.9%, respectively, through continued strong contributions across the geographic footprint.
Insurance commissions and fees increased $1.6 million, or 10.6%, primarily relating to new organic production activity in 2026.
Capital markets income increased $1.1 million, or 5.7%, reflecting solid contributions from debt capital markets, customer interest rate derivative revenue and international banking income.
Mortgage banking operations income decreased $5.2 million, or 23.3%, primarily driven by tighter gain-on-sale margins, net fair value adjustments from pipeline hedging activity and increased MSR amortization from elevated payoff activity.
Dividends on non-marketable equity securities increased $2.6 million, or 14.7%, primarily due to an increase in the average balance of short-term FHLB advances, combined with an increase in the FHLB dividend payment rate.
Other non-interest income was $14.9 million and $18.0 million for the first nine months of 2026 and 2025, respectively, with the decrease primarily due to a $5.4 million recovery in the third quarter of 2025 on an other asset that was previously written off as part of a 2017 acquisition.

Non-Interest Expense
The breakdown of non-interest expense for the nine months ended September 30, 2026 and 2025 is presented in the following table:
TABLE 17

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2026	2025	Change	Change
Salaries and employee benefits	$404,158	$396,552	$7,606	1.9%
Net occupancy	64,092	58,218	5,874	10.1
Equipment	87,391	79,535	7,856	9.9
Outside services	84,731	77,691	7,040	9.1
Marketing	11,887	15,107	(3,220)	(21.3)
FDIC insurance	24,405	23,756	649	2.7
Bank shares tax	13,462	12,055	1,407	11.7
Other	77,931	73,657	4,274	5.8
Total non-interest expense	$768,057	$736,571	$31,486	4.3%
Total non-interest expense for the first nine months of 2026 increased $31.5 million, a 4.3% increase from the same period of 2025. On an operating basis, non-interest expense (non-GAAP) increased $29.2 million, or 4.0%, when adjusting for a significant item of $(2.3) million in the first nine months of 2025. See Table 18 in this section for a list of the significant items impacting earnings. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits increased $7.6 million, or 1.9%, primarily reflecting normal annual merit increases and strategic hiring associated with our efforts to grow market share and support strategic technology initiatives.
Net occupancy and equipment expense increased $13.7 million, or 10.0%, primarily due to technology-related investments and higher occupancy costs.
Outside services expense increased $7.0 million, or 9.1%, driven by higher third-party legal and consulting costs.
Marketing expense decreased $3.2 million, or 21.3%, primarily due to the timing of certain marketing campaigns.
Bank shares tax expense increased $1.4 million, or 11.7%, resulting from growth in the capital base subject to the tax.

Other non-interest expense was $77.9 million and $73.7 million for the first nine months of 2026 and 2025, respectively, with the increase due to higher fraud losses and various litigation-related expenses.
The following table presents non-interest expense excluding a significant item impacting earnings:
TABLE 18

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2026	2025	Change	Change
Total non-interest expense, as reported	$768,057	$736,571	$31,486	4.3%
Significant item:
FDIC special assessment	—	2,272	(2,272)
Total non-interest expense, excluding significant item (1)	$768,057	$738,843	$29,214	4.0%
(1) Non-GAAP
Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 19

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Income tax expense	$115,909	$106,918
Effective tax rate	20.9%	21.2%
Statutory federal tax rate	21.0	21.0
Income tax expense was higher for the nine months ended September 30, 2026, primarily due to higher pre-tax income, offset slightly by higher deduction levels from employee stock compensation vesting and the recognition of a deferred tax benefit related to a capital loss.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 20

(dollars in millions)	September 30, 2026	December 31, 2025	$ Change	% Change
Assets
Cash and cash equivalents	$2,526	$2,498	$28	1.1%
Investment securities	8,151	7,844	307	3.9
Loans held for sale	237	515	(278)	(54.0)
Loans and leases, net	36,081	34,338	1,743	5.1
Goodwill and other intangibles	2,507	2,516	(9)	(0.4)
Other assets	2,551	2,518	33	1.3
Total Assets	$52,053	$50,229	$1,824	3.6%
Liabilities and Shareholders’ Equity
Deposits	$39,550	$38,759	$791	2.0%
Borrowings	4,804	3,918	886	22.6
Other liabilities	886	793	93	11.7
Total Liabilities	45,240	43,470	1,770	4.1
Shareholders’ Equity	6,813	6,759	54	0.8
Total Liabilities and Shareholders’ Equity	$52,053	$50,229	$1,824	3.6%
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
Following is a summary of loans and leases:
TABLE 21

(dollars in millions)	September 30, 2026	December 31, 2025	$ Change	% Change
Commercial real estate	$11,780	$12,274	$(494)	(4.0)%
Commercial and industrial	8,766	7,718	1,048	13.6
Commercial leases	799	791	8	1.0
Other	159	141	18	12.8
Total commercial loans and leases	21,504	20,924	580	2.8
Direct installment	2,654	2,678	(24)	(0.9)
Residential mortgages	9,738	8,882	856	9.6
Indirect installment	964	767	197	25.7
Consumer lines of credit	1,677	1,526	151	9.9
Total consumer loans	15,033	13,853	1,180	8.5
Total loans and leases	$36,537	$34,777	$1,760	5.1%

Our commercial real estate portfolio included $8.0 billion of non-owner-occupied loans of which 17.0% represented office loans. The non-owner-occupied commercial real estate portfolio is diversified across property type and geographies with an average loan size of $1.5 million. Additionally, we have a continued focus on core commercial and industrial lending activity with traditional middle market customers with commercial and industrial loans increasing $1.0 billion, or 13.6%, compared to December 31, 2025. Our minimal non-depository financial institution (NDFI) balances at 1.6% of total loans is well below peer and industry median levels with the large majority of FNB’s NDFI portfolio in the FNBPA Call Report’s “Other Loans” category which supports firm’s working capital and acquisition growth strategies, not lending activities. For consumer lending, residential mortgages increased $856.0 million, compared to December 31, 2025, largely due to the continued successful execution in key markets and long-standing strategy of serving the purchase market.
Non-Performing Assets
Following is a summary of non-performing assets:
TABLE 22

(dollars in millions)	September 30, 2026	December 31, 2025	$ Change	% Change
Commercial real estate	$62	$45	$17	37.8%
Commercial and industrial	37	35	2	5.7
Commercial leases	1	3	(2)	(66.7)
Other	—	2	(2)	(100.0)
Total commercial loans and leases	100	85	15	17.6
Direct installment	4	4	—	—
Residential mortgages	11	12	(1)	(8.3)
Indirect installment	1	1	—	—
Consumer lines of credit	3	3	—	—
Total consumer loans	19	20	(1)	(5.0)
Total non-performing loans and leases	119	105	14	13.3
Other real estate owned	2	3	(1)	(33.3)
Total non-performing assets	$121	$108	$13	12.0%
Non-performing assets increased $12.9 million, or 12.0%, from December 31, 2025, with the ratio of non-performing loans and OREO to total loans and leases and OREO increased 2 basis points to 0.33% and levels remaining at or near historically low levels.
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
At September 30, 2026 and December 31, 2025, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at September 30, 2026, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 4.1% over our R&S forecast period, (ii) a CRE Price Index, which increases 1.1% over our R&S forecast period, (iii) S&P Volatility, which increases 15.9% in 2026 and decreases 4.6% in 2027 and (iv) personal and business bankruptcies, which increase and decrease, respectively, over the R&S forecast period but average below the historical through-the-cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2025 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 4.3% over our R&S forecast period, (ii) a CRE Price Index, which decreases 0.5% over our R&S forecast period, (iii) S&P Volatility, which decreases 2.2% in 2026 and 7.9% in 2027 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through-the-cycle period.
Following is a summary of certain data related to the ACL and loans and leases:
TABLE 23

	Net Loan Charge-Offs		Net Loan Charge-Offs to Average Loans		ACL at
	Nine Months Ended September 30,		Nine Months Ended September 30,		September 30,
(dollars in millions)	2026	2025	2026	2025	2026
Commercial real estate	$17.3	$18.8	0.07%	0.07%	$163.4
Commercial and industrial	16.6	25.6	0.06	0.10	119.6
Commercial leases	2.2	0.2	0.01	—	21.3
Other commercial	2.2	2.9	0.01	0.01	4.8
Direct installment	0.3	0.3	—	—	25.2
Residential mortgages	2.0	2.0	0.01	0.01	103.2
Indirect installment	3.1	3.7	0.01	0.02	10.8
Consumer lines of credit	0.2	0.5	—	—	7.2
Total net loan charge-offs on loans and leases, net loan charge-offs (annualized)/average loans	$43.9	$54.0	0.17%	0.21%	$455.5
Allowance for credit losses/total loans and leases			1.25%	1.25%
Allowance for credit losses/non-performing loans			382.11%	349.93%
The ACL on loans and leases of $455.5 million at September 30, 2026 increased $16.0 million, or 3.6%, from December 31, 2025, while our ending ACL coverage ratio declined 1 basis point to 1.25%. The ACL as a percentage of non-performing loans for the total portfolio increased to 382% as of September 30, 2026, compared to 350% as of September 30, 2025 and decreased from 418% as of December 31, 2025, with coverage levels remaining at historically high levels.
Total provision for credit losses for the nine months ended September 30, 2026 was $59.5 million, compared to $67.1 million for the same period in 2025. Annualized net charge-offs were 0.17% for the nine months ended September 30, 2026, compared to 0.21% for the first nine months of 2025.

Deposits
Our primary source of funds is deposits. Our diversified and granular deposit base is comprised of business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 24

(dollars in millions)	September 30, 2026	December 31, 2025	$ Change	% Change
Non-interest-bearing demand	$10,134	$9,914	$220	2.2%
Interest-bearing demand	6,834	6,740	94	1.4
Money market	12,406	11,707	699	6.0
Savings	3,021	3,090	(69)	(2.2)
Certificates and other time deposits	7,155	7,308	(153)	(2.1)
Total deposits	$39,550	$38,759	$791	2.0%
The mix of non-interest-bearing demand deposits to total deposits was stable at 26% at both September 30, 2026 and December 31, 2025. We ended the quarter with approximately 76% of all deposits insured by the FDIC or collateralized.
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
During the third quarter of 2026, we repurchased $50.9 million, or 2.7 million shares, of common stock at a weighted average share price of $18.69, as we focused on optimizing capital deployment with our strong internal capital generation. In April 2026, we announced that our Board of Directors authorized a new share repurchase program with total remaining repurchase capacity of approximately $202 million at September 30, 2026. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time.
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
At September 30, 2026, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.
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
Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 25

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2026
F.N.B. Corporation
Total capital	$5,108	12.79%	$3,995	10.00%	$4,194	10.50%
Tier 1 capital	4,503	11.27	2,397	6.00	3,395	8.50
CET1	4,503	11.27	n/a	n/a	2,796	7.00
Leverage	4,503	9.25	n/a	n/a	1,948	4.00
Risk-weighted assets	39,947
FNBPA
Total capital	$5,342	13.45%	$3,971	10.00%	$4,169	10.50%
Tier 1 capital	4,549	11.46	3,177	8.00	3,375	8.50
CET1	4,469	11.25	2,581	6.50	2,780	7.00
Leverage	4,549	9.39	2,422	5.00	1,938	4.00
Risk-weighted assets	39,708
As of December 31, 2025
F.N.B. Corporation
Total capital	$4,971	13.08%	$3,799	10.00%	$3,989	10.50%
Tier 1 capital	4,317	11.36	2,279	6.00	3,229	8.50
CET1	4,317	11.36	n/a	n/a	2,659	7.00
Leverage	4,317	9.11	n/a	n/a	1,896	4.00
Risk-weighted assets	37,991
FNBPA
Total capital	$5,188	13.75%	$3,774	10.00%	$3,963	10.50%
Tier 1 capital	4,371	11.58	3,019	8.00	3,208	8.50
CET1	4,291	11.37	2,453	6.50	2,642	7.00
Leverage	4,371	9.27	2,357	5.00	1,885	4.00
Risk-weighted assets	37,743
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
Management utilizes various strategies to ensure sufficient cash on hand is available to meet the parent company's funding needs. Significant funding sources for the parent company include dividends from subsidiaries, other operating income and access to the capital markets. During the third quarter of 2026, FNBPA paid dividends to the parent of $125 million, an increase of $30 million when compared to the second quarter of 2026, and well within the regulatory capacity to pay dividends to FNB. The Board of Directors regularly assesses and approves appropriate levels of dividends from subsidiaries. In April 2026, we announced that our Board of Directors authorized a new share repurchase program. During the third quarter of 2026, we repurchased $50.9 million, or 2.7 million shares, of FNB stock at an average cost of $18.69. Total remaining repurchase capacity as of September 30, 2026 was approximately $202 million. The parent company's cash position at September 30, 2026 was $292.2 million, an increase of $3.9 million from December 31, 2025. Beginning in the second quarter of 2026, we increased the quarterly common stock cash dividend to $0.13. We have historically been opportunistic when accessing the capital markets, and we expect to continue with that strategy.
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
TABLE 26

	September 30, 2026	December 31, 2025	Internal Limit
Liquidity coverage ratio	3.1 times	2.3 times	> 1 time
Months of cash on hand	12.9 months	14.0 months	> 12 months
Parent company cash on hand (millions)	$292.2	$288.3	n/a

The LCR at September 30, 2026 increased primarily due to the timing of stock repurchases and dividends from the bank subsidiary. Similarly, the MCH ratio is impacted by the timing of dividends and stock repurchases. In the remaining months of 2026, there are no scheduled debt maturities, a positive for the ratio. Management has concluded that our cash levels remain appropriate to meet future obligations given the current market environment.
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
Over time, our liquidity position has been positively impacted by FNBPA's ability to generate growth in relationship-based deposit accounts. Organic growth in low-cost transaction deposits has been complemented by management’s continued strategy of deposit gathering efforts focused on attracting new customer relationships across our geographic footprint and deepening relationships with existing customers, in part through internal lead generation efforts leveraging our data analytics capabilities. Total average deposits for the quarter ended September 30, 2026 increased $174.6 million compared to total average deposits for the quarter ended December 31, 2025, with average interest-bearing deposits increasing $154.0 million and average non-interest-bearing demand deposits increasing $20.6 million. The mix of non-interest-bearing demand deposits to total deposits remained stable with both the prior quarter and December 31, 2025 at 26%. Our loan to deposit ratio stood at 92.4% at September 30, 2026, compared to 89.7% at December 31, 2025.
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged investment securities:
TABLE 27

(dollars in millions)	September 30, 2026	December 31, 2025
Unused wholesale credit availability	$18,256	$18,345
Unused wholesale credit availability as a % of FNBPA assets	35.3%	36.7%
Salable unpledged government and agency securities	$1,400	$1,183
Cash and salable unpledged government and agency securities as a % of FNBPA assets	6.7%	6.5%
Uninsured Deposit Coverage Ratio	135.2%	139.1%
Our bank-level liquidity position remains strong. Our cash balances held at the FRB were $2.1 billion at both September 30, 2026 and December 31, 2025. A portion of our available borrowing capacity includes capacity at the FRB's Discount Window. Through various actions, including optimizing collateral between FHLB and FRB and pledging additional loans to the FRB, management has increased availability from this source by $0.2 billion to $3.6 billion since December 31, 2025. We have no borrowings under this facility. Additional sources of unused wholesale credit availability for FNBPA include the ability to borrow from the FHLB, correspondent bank lines, and access to other funding channels. In addition to credit availability, FNBPA also has excess cash and salable unpledged government and agency securities that could be utilized to meet funding needs. At September 30, 2026, FNBPA has $3.4 billion of cash and salable unpledged government and agency securities representing 6.7% of total assets, compared to $3.3 billion and 6.5%, respectively, at December 31, 2025. This compares to a policy minimum of 3.0%. The Uninsured Deposit Coverage Ratio is designed to determine the amount of funding sources available to cover uninsured deposit outflows. At September 30, 2026, approximately 76% of our deposits were insured by the FDIC or collateralized, consistent with December 31, 2025 levels.
Our contingency funding policy and periodic liquidity stress testing of multiple stress scenarios is particularly valuable as we actively manage our liquidity. Management will continue to evaluate appropriate levels of liquidity based on expected loan and deposit growth, other balance sheet activity and the current market environment.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of September 30, 2026 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management calculates this ratio at least quarterly and it is reviewed regularly by ALCO. Management monitors the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business and in relation to implied forward rate expectations. A reasonably matched position lays a strong foundation for managing future loan and deposit growth while providing flexibility to manage future interest rate exposures. A positive gap position means that more assets are expected to mature over the next 12 months than liabilities. The allocation of non-maturity deposits and customer repurchase agreements to the twelve-month categories is based on the estimated lives of each product.
TABLE 28

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$1,479	$1,556	$2,044	$3,402	$8,481
Investments	2,224	164	280	534	3,202
	3,703	1,720	2,324	3,936	11,683
Liabilities
Non-maturity deposits	349	697	1,046	2,093	4,185
Time deposits	889	1,761	1,505	2,211	6,366
Borrowings	2,372	410	315	339	3,436
	3,610	2,868	2,866	4,643	13,987
Period Gap (Assets - Liabilities)	$93	$(1,148)	$(542)	$(707)	$(2,304)
Cumulative Gap	$93	$(1,055)	$(1,597)	$(2,304)
Cumulative Gap to Total Assets	0.2%	(2.0)%	(3.1)%	(4.4)%
The twelve-month cumulative gap to total assets ratio was (4.4)% as of September 30, 2026, compared to (2.2)% as of December 31, 2025. The change in the twelve-month cumulative gap to total assets was primarily related to lower prepayment estimates, decreased investment securities maturities, decreased loans held for sale and increased short-term borrowings. ALCO regularly monitors various liquidity ratios, stress scenarios of our liquidity position and assumptions considering market disruptions, lending demand, deposit behavior, and funding availability. The stress scenarios forecast that adequate funding will be available even under severe conditions. Management believes we have sufficient liquidity available to meet our normal operating and contingency funding cash needs for the next twelve months and for the foreseeable future.
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
The following repricing gap analysis as of September 30, 2026 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing. The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category below is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
TABLE 29

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$16,309	$1,247	$865	$1,644	$20,065
Investments	2,255	217	333	633	3,438
	18,564	1,464	1,198	2,277	23,503
Liabilities
Non-maturity deposits	11,890	—	—	—	11,890
Time deposits	976	1,760	1,503	2,207	6,446
Borrowings	2,026	725	209	325	3,285
	14,892	2,485	1,712	2,532	21,621
Off-balance sheet	(1,750)	—	250	250	(1,250)
Period Gap (Assets – Liabilities + Off-balance sheet)	$1,922	$(1,021)	$(264)	$(5)	$632
Cumulative Gap	$1,922	$901	$637	$632
Cumulative Gap to Earning Assets	4.1%	1.9%	1.4%	1.3%
Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures. Repricing gap analysis, while useful, has some limitations in measuring interest rate risk. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months, resulting in our slightly asset sensitive position. As a result of management's strategies to organically reduce its asset sensitive position, the twelve-month cumulative repricing gap to total assets was 1.3% as of September 30, 2026, down from 3.2% at December 31, 2025. Management's intention is to maintain a slightly asset sensitive position given the current market environment. Specific actions during the third quarter of 2026 included lengthening the average term of newly originated time deposits, increasing the percent of variable and adjustable rate loans and executing an interest rate derivative. These actions provide flexibility as we continue to evaluate our current IRR position and the potential for rising interest rates.
In addition to the repricing gap analysis above, we model rate scenarios which move all rates gradually over twelve months (Rate Ramps). We also model rate scenarios which move all rates in an immediate and parallel fashion (Rate Shocks) and model scenarios that gradually change the shape of the yield curve. Using a static Balance Sheet structure and utilizing net interest income simulations, the following table presents an analysis of the potential sensitivity of our net interest income to changes in interest rates using Rate Ramps and Rate Shocks and the sensitivity of EVE using Rate Shocks. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of September 30, 2026. The calculated results do not reflect management's potential actions.

TABLE 30

	September 30, 2026	December 31, 2025	ALCO Limits
Net interest income change over 12 months (Rate Ramps):
+ 200 basis points	1.2%	1.6%	(10.0)%
+ 100 basis points	0.6	0.8	(10.0)
– 100 basis points	(0.7)	(0.9)	(10.0)
– 200 basis points	(1.6)	(1.9)	(10.0)
Net interest income change over 12 months (Rate Shocks):
+ 200 basis points	1.9	2.5	(10.0)
+ 100 basis points	1.0	1.4	(10.0)
– 100 basis points	(1.3)	(1.8)	(10.0)
– 200 basis points	(3.1)	(4.2)	(10.0)
Economic value of equity (Rate Shocks):
+ 300 basis points	2.2	5.6	(25.0)
+ 200 basis points	1.8	4.2	(15.0)
+ 100 basis points	1.1	2.7	(10.0)
– 100 basis points	(2.1)	(3.9)	(10.0)
– 200 basis points	(5.3)	(9.5)	(15.0)
There are multiple factors that influence our interest rate risk position and impact on net interest income, including external factors such as the shape of the yield curve, the competitive landscape and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing and re-pricing of loans and deposits. Our current interest rate risk position is slightly asset sensitive. A key driver of this position resulted from the origination of consumer and commercial loans with short-term repricing characteristics, some of which have been swapped to a fixed rate. Total variable and adjustable-rate loans were 63.5% of total net loans and leases at September 30, 2026 and 63.4% at December 31, 2025. Forty-six percent of our net loans and leases reprice within the next three months and are indexed to short-term SOFR, Prime and other indices. Furthermore, we regularly sell long-term fixed-rate residential mortgages in the secondary market.
Management continues to be proactive in managing our IRR position with the intention to maintain exposures around the current near neutral levels. During the first nine months of 2026, management adjusted the IRR position by purchasing investment securities with an average duration of 4.5 years, originating adjustable-rate mortgage loans with longer-duration fixed-rate reset periods, originating commercial adjustable rate loans with shorter term reset periods, lengthening the average maturity of our time deposit portfolio by almost two months and maintaining borrowings with variable rates and varying maturities. As a result, the net interest income percentage change over 12 months shown above in both the up and down rate ramp scenarios remains consistent with management's intention to maintain a slightly asset sensitive position.
We also utilize derivatives to manage the IRR position. These positions are used to protect the fair value of assets and liabilities by converting the contractual interest rate on a specified amount (i.e., notional amounts) to another interest rate index or to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity and mix of derivative positions change periodically as we adjust our broader interest rate risk management objectives, and the balance sheet positions to be hedged. At September 30, 2026 the notional balance of these cash flow hedges totaled $1.75 billion, an increase of $300 million compared to December 31, 2025.
Derivative financial instruments are also offered to enable commercial customers to meet their financing and investing objectives and for their risk management purposes. We typically enter into offsetting third-party contracts with reputable counterparties with substantially matching terms to economically hedge the exposure related to these derivatives. At September 30, 2026, the commercial customer-related interest rate derivatives totaled $5.9 billion (notional), down from $6.1 billion (notional) at December 31, 2025. For additional information regarding interest rate derivatives, see Note 11, "Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements in this Report.
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
FNB and FNBPA are rated investment grade by three of the Nationally Recognized Statistical Rating Organizations. The following table presents the credit ratings for FNB and FNBPA as of September 30, 2026:
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
•Risk Committee - provides oversight and approves the ERM Framework including the review and approval of risk appetite and tolerances and risk management policies and practices to identify, assess, monitor and report material risks.
•Credit Risk, Fair Lending and Community Reinvestment Act (CRA) Committee - responsible for providing oversight of credit and lending risk management strategies and objectives of FNB and FNBPA, providing oversight of FNBPA's CRA program, policy and practices, and performing reviews of fair lending strategies, analysis and results to assist with its credit oversight responsibilities.
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
TABLE 32
Operating net income available to common shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income available to common shareholders	$152,862	$149,509	$438,629	$396,694
FDIC special assessment	—	(2,272)	—	(2,272)
Tax expense (benefit) of FDIC special assessment	—	477	—	477
Operating net income available to common shareholders (non-GAAP)	$152,862	$147,714	$438,629	$394,899
The table above shows how operating net income available to common shareholders (non-GAAP) is derived from amounts reported in our financial statements. We believe certain charges, such as the item presented above are not organic costs to run our operations and facilities. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.
TABLE 33
Operating earnings per diluted common share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings per diluted common share	$0.43	$0.41	$1.23	$1.09
FDIC special assessment	—	(0.01)	—	(0.01)
Tax expense (benefit) of FDIC special assessment	—	—	—	—
Operating earnings per diluted common share (non-GAAP)	$0.43	$0.41	$1.23	$1.09
TABLE 34
Return on average tangible common equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net income available to common shareholders (annualized)	$606,465	$593,162	$586,445	$530,379
Amortization of intangibles, net of tax (annualized)	9,552	12,507	10,012	12,578
Tangible net income available to common shareholders (annualized) (non-GAAP)	$616,017	$605,669	$596,457	$542,957
Average total shareholders’ equity	$6,861,885	$6,576,625	$6,830,146	$6,476,712
Less: Average intangible assets (1)	(2,508,078)	(2,522,022)	(2,511,147)	(2,524,978)
Average tangible common equity (non-GAAP)	$4,353,807	$4,054,603	$4,318,999	$3,951,734
Return on average tangible common equity (non-GAAP)	14.15%	14.94%	13.81%	13.74%
(1) Excludes loan servicing rights.

TABLE 35
Return on average tangible assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net income (annualized)	$606,465	$593,162	$586,445	$530,379
Amortization of intangibles, net of tax (annualized)	9,552	12,507	10,012	12,578
Tangible net income (annualized) (non-GAAP)	$616,017	$605,669	$596,457	$542,957
Average total assets	$50,978,084	$49,518,845	$50,445,787	$49,039,357
Less: Average intangible assets (1)	(2,508,078)	(2,522,022)	(2,511,147)	(2,524,978)
Average tangible assets (non-GAAP)	$48,470,006	$46,996,823	$47,934,640	$46,514,379
Return on average tangible assets (non-GAAP)	1.27%	1.29%	1.24%	1.17%
(1) Excludes loan servicing rights.
TABLE 36
Tangible book value per common share

(dollars in thousands, except per share data)	September 30, 2026	September 30, 2025
Total shareholders’ equity	$6,813,263	$6,635,620
Less: Intangible assets (1)	(2,506,602)	(2,520,013)
Tangible common equity (non-GAAP)	$4,306,661	$4,115,607
Common shares outstanding	350,838,483	358,381,940
Tangible book value per common share (non-GAAP)	$12.28	$11.48
(1) Excludes loan servicing rights.
TABLE 37
Tangible common equity to tangible assets

(dollars in thousands)	September 30, 2026	September 30, 2025
Total shareholders' equity	$6,813,263	$6,635,620
Less: Intangible assets (1)	(2,506,602)	(2,520,013)
Tangible common equity (non-GAAP)	$4,306,661	$4,115,607
Total assets	$52,053,325	$49,888,522
Less: Intangible assets (1)	(2,506,602)	(2,520,013)
Tangible assets (non-GAAP)	$49,546,723	$47,368,509
Tangible common equity to tangible assets (non-GAAP)	8.69%	8.69%
(1) Excludes loan servicing rights.

TABLE 38
Pre-provision net revenue

	Three Months Ended
(in thousands)	September 30, 2026	June 30, 2026	September 30, 2025
Net interest income	$376,522	$365,723	$359,272
Non-interest income	92,599	96,951	98,170
Less: Non-interest expense	(256,943)	(253,249)	(243,535)
Pre-provision net revenue (reported) (non-GAAP)	$212,178	$209,425	$213,907
Pre-provision net revenue (reported) (annualized) (non-GAAP)	$841,792	$840,000	$848,651
Adjustments:
Add (Less): FDIC special assessment (non-interest expense)	$—	$—	$(2,272)
Operating pre-provision net revenue (non-GAAP)	$212,178	$209,425	$211,635
Operating pre-provision net revenue (annualized) (non-GAAP)	$841,792	$840,000	$839,637
TABLE 39
Efficiency ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Non-interest expense	$256,943	$243,535	$768,057	$736,571
Less: Amortization of intangibles	(3,048)	(3,991)	(9,479)	(11,909)
Less: OREO expense	(251)	(578)	(634)	(1,209)
Add (Less): FDIC special assessment	—	2,272	—	2,272
Adjusted non-interest expense	$253,644	$241,238	$757,944	$725,725
Net interest income	$376,522	$359,272	$1,101,523	$1,030,313
Taxable equivalent adjustment	3,149	3,149	9,418	9,159
Non-interest income	92,599	98,170	280,535	276,951
Less: Net securities (gains) losses	(58)	—	(87)	(58)
Adjusted net interest income (FTE) + non-interest income	$472,212	$460,591	$1,391,389	$1,316,365
Efficiency ratio (FTE) (non-GAAP)	53.71%	52.38%	54.47%	55.13%

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. The CEO and the CFO have evaluated the changes to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2026, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 14, 2026, we announced that our Board of Directors authorized a new share repurchase program. The new share repurchase program authorizes FNB to repurchase up to $250 million of its outstanding shares of common stock. Prior share repurchase authorizations have been exhausted. Total repurchase capacity is approximately $202 million at September 30, 2026. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time.

The following table provides information regarding FNB's purchases of our common stock during the quarter ended September 30, 2026.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2026	561,054	$18.84	561,054	$242,376,666
August 1 - August 31, 2026	1,887,784	$18.71	1,887,784	$207,047,565
September 1 - September 30, 2026	275,666	$18.18	275,666	$202,035,511
Total	2,724,504	$18.69	2,724,504
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of FNB adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

F.N.B. CORPORATION

Dated:	November 3, 2026	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 3, 2026	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 3, 2026	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)